Form 10-Q
period 2024-03-31
BOSTON SCIENTIFIC CORP
filed 2024-05-01
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of April 29, 2024 was 1,470,179,843.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023

Net sales	$3,856	$3,389
Cost of products sold	1,209	1,040
Gross profit	2,648	2,349

Operating expenses:
Selling, general and administrative expenses	1,364	1,215
Research and development expenses	366	337
Royalty expense	10	11
Amortization expense	214	203
Contingent consideration net expense (benefit)	17	12
Restructuring net charges (credits)	3	20
	1,973	1,797
Operating income (loss)	675	552

Other income (expense):
Interest expense	(69)	(65)
Other, net	2	(43)
Income (loss) before income taxes	608	444
Income tax expense (benefit)	115	131
Net income (loss)	493	314
Preferred stock dividends	—	(14)
Net income (loss) attributable to noncontrolling interests	(1)	—
Net income (loss) attributable to Boston Scientific common stockholders	$495	$300

Net income (loss) per common share — basic	$0.34	$0.21
Net income (loss) per common share — diluted	$0.33	$0.21

Weighted-average shares outstanding
Basic	1,468.4	1,435.8
Diluted	1,481.7	1,446.0

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Net income (loss)	$493	$314
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	57	(42)
Net change in derivative financial instruments	22	(43)
Net change in defined benefit pensions and other items	(0)	(5)
Other comprehensive income (loss)	78	(91)
Comprehensive income (loss)	$572	$223
Comprehensive income (loss) attributable to noncontrolling interests	(6)	—
Comprehensive income attributable to Boston Scientific common stockholders	$578	$223

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,329	$865
Trade accounts receivable, net	2,304	2,228
Inventories	2,561	2,484
Prepaid income taxes	319	315
Other current assets	671	621
Total current assets	8,185	6,514
Property, plant and equipment, net	2,897	2,859
Goodwill	14,361	14,387
Other intangible assets, net	5,839	6,003
Deferred tax assets	3,792	3,841
Other long-term assets	1,596	1,531
TOTAL ASSETS	$36,669	$35,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,085	$531
Accounts payable	921	942
Accrued expenses	2,083	2,646
Other current liabilities	827	814
Total current liabilities	4,916	4,933
Long-term debt	9,534	8,571
Deferred income taxes	132	134
Other long-term liabilities	1,919	1,967

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - 0 shares issued as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,733,293,885 shares as of March 31, 2024 and 1,729,000,224 shares as of December 31, 2023	17	17
Treasury stock, at cost - 263,289,848 shares as of March 31, 2024 and December 31, 2023	(2,251)	(2,251)
Additional paid-in capital	20,713	20,647
Retained earnings	1,314	819
Accumulated other comprehensive income (loss), net of tax	132	49
Total stockholders’ equity	19,926	19,282
Noncontrolling interests	242	248
Total equity	20,168	19,530
TOTAL LIABILITIES AND EQUITY	$36,669	$35,136

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share data)	2024	2023
Preferred stock shares issued
Beginning	—	10,062,500
Preferred stock issuance	—	—
Ending	—	10,062,500
Common stock shares issued
Beginning	1,729,000,224	1,696,633,993
Impact of stock-based compensation plans	4,293,661	4,194,880
Ending	1,733,293,885	1,700,828,873

Preferred stock
Beginning	$—	$0
Preferred stock issuance	—	—
Ending	$—	$0
Common stock
Beginning	$17	$17
Impact of stock-based compensation plans	0	0
Ending	$17	$17
Treasury stock
Beginning	$(2,251)	$(2,251)
Repurchase of common stock	—	—
Ending	$(2,251)	$(2,251)
Additional paid-in capital
Beginning	$20,647	$20,289
Impact of stock-based compensation plans	66	68
Ending	$20,713	$20,356
Retained earnings/(Accumulated deficit)
Beginning	$819	$(750)
Net income (loss)	493	314
Net (income) loss attributable to noncontrolling interests	1	—
Preferred stock dividends	—	(14)
Ending	$1,314	$(450)
Accumulated other comprehensive income (loss), net of tax
Beginning	$49	$269
Changes in other comprehensive income (loss)	83	(91)
Ending	$132	$178
Total stockholders' equity	$19,926	$17,850

Noncontrolling interests
Beginning	$248	$—
Net income (loss) attributable to noncontrolling interests	(1)	—
Changes in other comprehensive income (loss)	(5)	—
Changes to noncontrolling ownership interest	—	259
Ending	$242	$259

Total equity	$20,168	$18,109

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Net income (loss)	$493	$314
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	304	285
Deferred and prepaid income taxes	31	19
Stock-based compensation expense	63	55
Net loss (gain) on investments and notes receivable	2	31
Contingent consideration net expense (benefit)	17	12
Other, net	(4)	(2)
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(114)	(86)
Inventories	(124)	(185)
Other assets	(55)	(41)
Accounts payable, accrued expenses and other liabilities	(450)	(211)
Cash provided by (used for) operating activities	164	190

Investing activities:
Purchases of property, plant and equipment and internal use software	(179)	(111)
Proceeds from sale of property, plant and equipment	1	3
Payments for acquisitions of businesses, net of cash acquired	(47)	(375)
Payments for investments and acquisitions of certain technologies, net of investment proceeds	(66)	(10)
Proceeds from royalty rights	7	9
Cash provided by (used for) investing activities	(285)	(484)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(34)	(34)
Payments for royalty rights	(15)	(34)
Payments for finance leases	(25)	—
Payments on short-term borrowings	(504)	—
Proceeds from long-term borrowings, net of debt issuance costs	2,145	—
Cash dividends paid on preferred stock	—	(14)
Cash used to net share settle employee equity awards	(78)	(50)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	80	63
Cash provided by (used for) financing activities	1,569	(69)

Effect of foreign exchange rates on cash	(7)	—

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,441	(363)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,055	1,126
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,496	$763

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Three Months Ended March 31,
(in millions)	2024	2023
Supplemental Information
Stock-based compensation expense	$63	$55
Non-cash impact of transferred royalty rights	(7)	(9)

	As of March 31,
Reconciliation to amounts within the unaudited consolidated balance sheets:	2024	2023
Cash and cash equivalents	$2,329	$570
Restricted cash and restricted cash equivalents included in Other current assets	93	135
Restricted cash equivalents included in Other long-term assets	74	57
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,496	$763

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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
Subsequent Events
We evaluate events occurring after the date of our accompanying unaudited consolidated balance sheet for potential recognition or disclosure within our financial statements. Those items requiring recognition in the financial statements have been recorded and disclosed accordingly.
Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note H – Commitments and Contingencies for further details.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

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

On January 8, 2024, we announced our entry into a definitive agreement to acquire 100 percent of Axonics, Inc. (Axonics), a publicly traded medical technology company primarily focused on the development and commercialization of devices to treat urinary and bowel dysfunction. The purchase price is $71.00 in cash per share, or approximately $3.670 billion for 100% of the fully diluted equity. On April 3, 2024, we and Axonics each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with the FTC's review of the transaction. The issuance of the Second Request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), until 30 days after both we and Axonics have substantially complied with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. We and Axonics expect to promptly respond to the Second Request and to continue to work cooperatively with the FTC in its review. The transaction is expected to be completed in the second half of 2024, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction (or waiver) of other customary closing conditions. The Axonics business will be integrated into our Urology division.

2023 Acquisition

On February 20, 2023, we completed the acquisition of a majority stake investment in Acotec Scientific Holdings Limited (Acotec), a publicly traded Chinese manufacturer of drug-coated balloons and other products used in the treatment of vascular and other diseases. We consolidated this majority stake investment in Acotec based on the conclusion we control the entity, and recorded a noncontrolling interest for the portion we do not own. We acquired approximately 65 percent of the outstanding shares of Acotec, for an upfront cash payment of HK$20.00 per share, or $519 million at foreign currency exchange rates at closing. The Acotec portfolio complements our existing Peripheral Interventions portfolio.

Purchase Price Allocation

We accounted for our majority stake investment in Acotec as a business combination in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (FASB ASC Topic 805). The final purchase price was comprised of the amount presented below:

(in millions)	Acotec(1)
Payment for majority stake investment	$381
$381
(1) Excludes approximately $140 million of cash on hand at the closing of the transaction

We recorded the assets acquired, liabilities assumed and the noncontrolling interest at their respective fair values as of the closing date of the transaction. The final purchase price allocation was comprised of the components presented below, with the excess of the purchase price over the fair value of net assets acquired recorded to goodwill:

(in millions)	Acotec
Goodwill	$337
Amortizable intangible assets	334
Other assets acquired	93
Liabilities assumed	(48)
Net deferred tax liabilities	(76)
Fair value of noncontrolling interest	(259)
$381

The fair value of Acotec's noncontrolling interest was based on the publicly traded market value of the remaining 35 percent of the outstanding shares we did not acquire as of the transaction date and is presented in Stockholders' equity within our accompanying unaudited consolidated balance sheets. Goodwill was primarily established for Acotec due to opportunities for collaboration in research and development, manufacturing and commercial strategies and was not deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$308	11	14%
Customer relationships	15	11	14%
Other intangible assets	11	13	14%
	$334

Contingent Consideration
Changes in the fair value of our contingent consideration liability during the first quarter of 2024 associated with prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2023	$404
Contingent consideration net expense (benefit)	17
Contingent consideration payments and other adjustments	(148)
Balance as of March 31, 2024	$273

The payments made during the first quarter of 2024 primarily related to our acquisition of Farapulse, Inc (Farapulse) following the achievement of revenue-based earnouts as a result of over-performance. The maximum amount we could be required to pay for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of March 31, 2024, the fair value of such uncapped contingent consideration is estimated at $164 million. As of March 31, 2024, the maximum amount that we could be required to pay under our other contingent consideration arrangements (undiscounted) is approximately $275 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2024	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Milestones	$273 million	Discounted Cash Flow	Discount Rate	6%	-	11%	6%
			Probability of Payment	100%			100%
			Projected Year of Payment	2024	-	2027	2025
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our revenue-based payments and milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of March 31, 2024.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	March 31, 2024	December 31, 2023
Equity method investments	$211	$219
Measurement alternative investments(1, 2)	218	194
	$429	$413
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

As of March 31, 2024, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $237 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of March 31, 2024		As of December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$13,223	$(8,287)	$13,207	$(8,101)
Patents	480	(385)	480	(387)
Other intangible assets	2,159	(1,527)	2,130	(1,500)
Amortizable intangible assets	$15,863	$(10,198)	$15,817	$(9,988)

Goodwill	$24,261	$(9,900)	$24,287	$(9,900)

IPR&D	$54		$54
Technology-related	120		120
Indefinite-lived intangible assets	$174		$174

The following represents a roll-forward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
As of December 31, 2023	$5,347	$9,041	$14,387
Goodwill acquired	24	—	24
Impact of foreign currency fluctuations and purchase price and other adjustments	(29)	(22)	(51)
As of March 31, 2024	$5,342	$9,019	$14,361

Goodwill and Other Intangible Asset Impairments

We did not record any goodwill or intangible asset impairment charges in the first quarter of 2024 or 2023. Refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for further discussion of our annual goodwill and intangible asset impairment testing.

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

The success of our currency risk management program depends, in part, on forecasted transactions denominated primarily in euro, Chinese renminbi, Japanese yen, British pound sterling, Australian dollar and Swiss franc. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecasted. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Hedge Designations and Relationships

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in the Net change in derivative financial instruments component of Other comprehensive income (loss), net of tax (OCI) within our unaudited consolidated statements of comprehensive income (loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, we recognize the gain or loss in earnings within Cost of products sold within our unaudited consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the gains or losses within Accumulated other comprehensive income (loss), net of tax (AOCI) to earnings at that time. The cash flows related to the derivative instruments designated as cash flow hedges are reported as operating activities within our unaudited consolidated statements of cash flows.

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Chinese renminbi and Japanese yen. For these derivative instruments, we elected to use the spot method to assess hedge effectiveness. We also elected to exclude the spot-forward difference, referred to as the excluded component, from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. As such, we defer recognition of foreign currency gains and losses within the Foreign currency translation adjustment (CTA) component of OCI, and we reclassify amortization of the excluded component from AOCI to current period earnings within Interest expense within our unaudited consolidated statements of operations.

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the euro. As of March 31, 2024 and December 31, 2023, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net within our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of March 31, 2024 or December 31, 2023. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of March 31, 2024 or December 31, 2023. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest-rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		March 31, 2024	December 31, 2023
Forward currency contracts	Cash flow hedge	$2,242	$2,284
Forward currency contracts	Net investment hedge	645	333
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	3,070	3,282
Total Notional Outstanding		$6,954	$6,896
(1) Foreign currency-denominated debt is the €900 million debt principal associated with our 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of March 31, 2024 is within 36 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

The following presents the effect of our derivative and nonderivative instruments designated as cash flow and net investment hedges under FASB ASC Topic 815 within our accompanying unaudited consolidated statements of operations. Refer to Note M – Changes in Other Comprehensive Income for the total amounts relating to derivative and nonderivative instruments presented within our accompanying unaudited consolidated statements of comprehensive income (loss).

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2024
Forward currency contracts
Cash flow hedges	$76	$(17)	$59	Cost of products sold	$1,209	$(49)	$11	$(38)
Net investment hedges(2)	27	(6)	21	Interest expense	69	(4)	1	(3)
Foreign currency-denominated debt
Net investment hedges(3)	23	(5)	18	Other, net	(2)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	69	1	(0)	0

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2023
Forward currency contracts
Cash flow hedges	$13	$(3)	$10	Cost of products sold	$1,040	$(69)	$16	$(54)
Net investment hedges(2)	6	(1)	4	Interest expense	65	(3)	1	(2)
Foreign currency-denominated debt
Net investment hedges(3)	(19)	4	(14)	Other, net	43	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	65	1	—	1
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

As of March 31, 2024, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$173
Forward currency contracts	Net investment hedge	Interest expense	15
Interest rate derivative contracts	Cash flow hedge	Interest expense	(1)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended March 31,
(in millions)		2024	2023
Net gain (loss) on currency hedge contracts	Other, net	$15	$(8)
Net gain (loss) on currency transaction exposures	Other, net	(20)	(6)
Net currency exchange gain (loss)		$(5)	$(14)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		March 31, 2024	December 31, 2023
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$160	$140
Forward currency contracts	Other long-term assets	125	107
		285	246
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	17	20
Total Derivative and Nonderivative Assets		$302	$266

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$3	$15
Forward currency contracts	Other long-term liabilities	1	9
Foreign currency-denominated debt(2)	Long-term debt	966	988
		969	1,012
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	17	38
Total Derivative and Nonderivative Liabilities		$986	$1,050
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
Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	March 31, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$1,979	$—	$—	$1,979	$454	$—	$—	$454
Publicly-held equity securities	20	—	—	20	18	—	—	18
Hedging instruments	—	302	—	302	—	266	—	266
Licensing arrangements	—	—	66	66	—	—	77	77
	$1,999	$302	$66	$2,367	$472	$266	$77	$816
Liabilities
Hedging instruments	$—	$986	$—	$986	$—	$1,050	$—	$1,050
Contingent consideration liability	—	—	273	273	—	—	404	404
Licensing arrangements	—	—	71	71	—	—	90	90
	$—	$986	$344	$1,330	$—	$1,050	$494	$1,545

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents or Other current assets within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $1.979 billion invested in money market funds and time deposits as of March 31, 2024 and $454 million as of December 31, 2023, we held $384 million in interest-bearing and non-interest-bearing bank accounts as of March 31, 2024 and $411 million as of December 31, 2023.

Our recurring fair value measurements using Level 3 inputs include those related to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability. In addition, our recurring fair value measurements using Level 3 inputs related to our licensing arrangements, including the contractual right to receive future royalty payments related to the Zytiga™ Drug. We maintain a financial asset and associated liability for our licensing arrangements measured at fair value within our unaudited consolidated balance sheets in accordance with FASB ASC Topic 825, Financial Instruments. We elected the fair value option to measure the financial asset and associated liability as it provides for consistency and comparability of these financial instruments with others. Refer to Note D – Hedging Activities and Fair Value Measurements to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our licensing arrangements recognized within our accompanying unaudited consolidated balance sheets as of March 31, 2024 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of March 31, 2024	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$66 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2024	-	2025	2025
Financial Liability	$71 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2024	-	2026	2025
(1) Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2023	$77
Proceeds from royalty rights	(14)
Fair value adjustment (expense) benefit	2
Balance as of March 31, 2024	$66

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2023	$90
Payments for royalty rights	(22)
Fair value adjustment expense (benefit)	2
Balance as of March 31, 2024	$71

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

The fair value of our outstanding debt obligations, excluding finance leases, was $10.224 billion as of March 31, 2024 and $8.735 billion as of December 31, 2023. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $10.619 billion as of March 31, 2024 and $9.102 billion as of December 31, 2023, with current obligations of $1.085 billion as of March 31, 2024 and $531 million as of December 31, 2023. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			March 31, 2024	December 31, 2023
March 2025 Senior Notes(3)	March 2022	March 2025	—	1,105	0.750%
June 2025 Senior Notes	May 2020	June 2025	500	500	1.900%
March 2026 Senior Notes	February 2019	March 2026	255	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	972	995	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	810	829	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
March 2029 Senior Notes(3)	February 2024	March 2029	810	—	3.375%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	810	829	1.625%
March 2032 Senior Notes(3)	February 2024	March 2032	1,349	—	3.500%
March 2034 Senior Notes(3)	March 2022	March 2034	540	553	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.500%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2024 - 2049	(81)	(65)
Finance Lease Obligation		Various	4	5
Long-term debt			$9,534	$8,571
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
(3) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of March 31, 2024 and December 31, 2023, respectively.

Revolving Credit Facility

On May 10, 2021, we entered into a $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks, initially scheduled to mature on May 10, 2026, with one-year extension options, subject to certain conditions. On March 1, 2023, we entered into an amendment of the 2021 Revolving Credit Facility credit agreement, which provided for an extension of the scheduled maturity date to May 10, 2027 and replaced the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the Eurocurrency Rate for Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, among other things described under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no amounts outstanding under the 2021 Revolving Credit Facility as of March 31, 2024 or December 31, 2023.

Financial Covenant

As of March 31, 2024, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement	Actual
	as of March 31, 2024	as of March 31, 2024
Maximum permitted leverage ratio(1)	3.75 times	2.08 times
(1) Ratio of total debt to deemed consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the 2021 Revolving Credit Facility credit agreement, as amended.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have elected to designate the Axonics acquisition as a Qualified Acquisition under the credit agreement, and upon closing, will increase the maximum permitted leverage ratio at that time. The agreement also provides for an exclusion of any debt incurred to fund a Qualified Acquisition, until the earlier of the acquisition close date or date of abandonment, termination or expiration of the acquisition agreement. As of March 31, 2024, we excluded $2.138 billion of debt incurred from our leverage ratio calculation in connection with the Axonics acquisition.

The financial covenant requirement, as amended on March 1, 2023, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions in each case from March 31, 2021 to December 31, 2022. Permitted exclusions include any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2024, we had $273 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of March 31, 2024, we had $1.457 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. We did not have any commercial paper outstanding as of March 31, 2024 and December 31, 2023.

Senior Notes

We had senior notes outstanding of $10.690 billion as of March 31, 2024 and $9.136 billion as of December 31, 2023. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

In February 2024, American Medical Systems Europe B.V. (AMS Europe), an indirect, wholly owned subsidiary of Boston Scientific, completed a registered public offering (the Offering) of €2.000 billion in aggregate principal amount of euro-denominated senior notes comprised of €750 million of 3.375% Senior Notes due 2029 and €1.250 billion of 3.500% Senior Notes due 2032 (collectively, the 2024 Eurobonds). Boston Scientific has fully and unconditionally guaranteed all of AMS Europe's obligations under the 2024 Eurobonds, and no other subsidiary of Boston Scientific will guarantee these obligations.

AMS Europe is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of Regulation S-X. The financial condition, results of operations and cash flows of AMS Europe are consolidated in the financial statements of Boston Scientific. The Offering resulted in cash proceeds of $2.145 billion, net of investor discounts and issuance costs.

We used the net proceeds from the Offering of the 2024 Eurobonds to fund the repayment at maturity of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes. Additionally, we plan to use the remaining net proceeds from the Offering to fund a portion of the purchase price of the Axonics acquisition and to pay related fees and expenses, and for general corporate purposes. The transaction is expected to be completed in the second half of 2024, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction (or waiver) of other customary closing conditions. If (i) the Axonics acquisition is not consummated on or before the later of (x) January 8, 2025 (as such date may be extended in accordance with the merger agreement to no later than January 8, 2026) and (y) the date that is five business days after any later date to which we and Axonics may agree to extend the "Outside Date" in the merger agreement or (ii) AMS Europe notifies the trustee that we will not pursue consummation of the Axonics Acquisition, AMS Europe will be required to redeem each series of the notes at a special mandatory redemption price equal to 101% of the aggregate principal amount of such series of notes, plus accrued and unpaid interest, if any, to, but excluding, the date on which the notes will be redeemed. Refer to Note B – Acquisitions and Strategic Investments for more information on the Axonics acquisition.

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

Factoring Arrangements	As of March 31, 2024		As of December 31, 2023
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$175	5.5%	$206	5.1%
Yen denominated	191	0.6%	214	0.6%
Renminbi denominated	21	1.8%	14	2.9%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $174 million as of March 31, 2024 and December 31, 2023, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2024 and December 31, 2023 we had not recognized a related liability for our outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our unaudited consolidated balance sheets and were $140 million as of March 31, 2024 and $152 million as of December 31, 2023.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	March 31, 2024	December 31, 2023
Trade accounts receivable	$2,413	$2,338
Allowance for credit losses	(109)	(110)
	$2,304	$2,228

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended March 31,
(in millions)	2024	2023
Beginning balance	$110	$109
Credit loss expense	9	16
Write-offs	(10)	(6)
Ending balance	$109	$118

Inventories

	As of
(in millions)	March 31, 2024	December 31, 2023
Finished goods	$1,555	$1,537
Work-in-process	188	174
Raw materials	818	773
	$2,561	$2,484
Other current assets

	As of
(in millions)	March 31, 2024	December 31, 2023
Restricted cash and restricted cash equivalents	$93	$130
Derivative assets	177	159
Licensing arrangements	44	47
Other	357	285
	$671	$621

Property, plant and equipment, net

	As of
(in millions)	March 31, 2024	December 31, 2023
Land	$141	$140
Buildings and improvements	1,856	1,843
Equipment, furniture and fixtures	3,550	3,503
Capital in progress	880	857
	6,427	6,343
Less: accumulated depreciation	3,530	3,484
	$2,897	$2,859

Depreciation expense was $90 million for the first quarter of 2024 and $82 million for the first quarter of 2023.

Other long-term assets

	As of
(in millions)	March 31, 2024	December 31, 2023
Restricted cash equivalents	$74	$60
Operating lease right-of-use assets	430	439
Derivative assets	125	107
Investments	429	413
Licensing arrangements	22	30
Indemnification asset	175	176
Other	341	306
	$1,596	$1,531
Accrued expenses

	As of
(in millions)	March 31, 2024	December 31, 2023
Legal reserves	$129	$206
Payroll and related liabilities	749	1,051
Rebates	384	389
Contingent consideration	182	304
Other	639	696
	$2,083	$2,646

Other current liabilities

	As of
(in millions)	March 31, 2024	December 31, 2023
Deferred revenue	$280	$266
Licensing arrangements	45	49
Taxes payable	257	220
Other	246	278
	$827	$814

Other long-term liabilities

	As of
(in millions)	March 31, 2024	December 31, 2023
Accrued income taxes	$466	$470
Legal reserves	154	172
Contingent consideration	90	100
Licensing arrangements	26	41
Operating lease liabilities	382	390
Deferred revenue	314	311
Other	486	484
	$1,919	$1,967

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2024	2023
Effective tax rate from continuing operations	18.9%	29.4%

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our effective tax rate.

The principal reason for the difference between the statutory rate and our reported tax rate in the first quarter of 2024 primarily relates to certain charges for acquisition expenses as well as certain discrete benefits related to unrecognized tax benefits and stock-based compensation. In the first quarter of 2023, the primary difference between the statutory tax rate and our reported tax rate relates to certain discrete charges related to provision-to-return adjustments.

As of March 31, 2024, we had $465 million of gross unrecognized tax benefits, of which a net $393 million, if recognized, would affect our effective tax rate. As of December 31, 2023, we had $467 million of gross unrecognized tax benefits, of which a net $395 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to current year activity and audit activities.

It is reasonably possible that within the next 12 months, we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $11 million.

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

Our accrual for legal matters that are probable and estimable was $283 million as of March 31, 2024 and $377 million as of December 31, 2023 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of this accrual is already funded through our qualified settlement fund, which is included in restricted cash and restricted cash equivalents in Other current assets of $93 million as of March 31, 2024 and $130 million as of December 31, 2023. Refer to Note F – Supplemental Balance Sheet Information for additional information. We did not record any litigation-related net charges during the first quarter of 2024 or 2023.

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

Product Liability Litigation

Multiple product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us, predominantly in the United States, Canada, the United Kingdom, Scotland, Ireland, and Australia. Plaintiffs generally seek monetary damages based on allegations of personal injury associated with the use of our transvaginal surgical mesh products, including design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. We have entered into individual and master settlement agreements or are in the final stages of entering agreements with certain plaintiffs' counsel, to resolve the majority of these cases and claims. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. In addition, in April 2021 the Company's Board of Directors received a shareholder demand under section 220 of the Delaware General Corporation Law, for inspection of books and records related to mesh settlements. The Company has notified our insurer and retained counsel to respond to the demand.

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

Other Proceedings

On December 4, 2020, Enrique Jevons, individually and on behalf of all others similarly situated, filed a class action complaint against the Company, Michael F. Mahoney and Daniel J. Brennan, stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System (LOTUS System) in United States District Court for the Eastern District of New York. On December 14, 2020, the parties agreed to transfer the case to the United States District Court for the District of Massachusetts. On December 16, 2020, Mariano Errichiello, individually and on behalf of all others similarly situated, filed a second, materially similar class action complaint against the Company, Michael F. Mahoney, Joseph M. Fitzgerald, and Daniel J. Brennan in the United States District Court for the District of Massachusetts. Subsequently, on March 30, 2021, the Court consolidated the two actions, and appointed Union Asset Management Holding AG as the lead plaintiff. The plaintiffs filed an Amended Complaint in June 2021 that seeks unspecified compensatory damages in favor of the alleged class as well as unspecified equitable relief. The Company filed a Motion to Dismiss in July 2021, which, in December 2022, the Court granted in part and denied in part. On October 23, 2023, the Company reached an agreement in principle with the lead plaintiff to settle the case. The Court granted the motion for preliminary approval of the proposed settlement on December 27, 2023, and approved the settlement at a hearing on April 23, 2024.

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

On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System. The Trust subsequently agreed to stay its demand, pending the outcome of any dispositive motion against the Amended Complaint in the class action complaint described above. The Company received letters on behalf of the Union Excavators Local 731 Pension Fund, Diane Nachbaur, and Frank Tripson, three stockholders of the Company, on July 26, 2021, July 29, 2021, and February 13, 2023, respectively, each demanding access to certain books and records of the Company, pursuant to Section 220 of the Delaware General Corporation Law, regarding the business, operations, effectiveness and commercial viability of the LOTUS system, and related items. On April 7, 2023, Diane Nachbaur filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against the Company, Michael F. Mahoney, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, David Roux, John E. Sununu, Ellen M. Zane, Joseph M. Fitzgerald, Daniel J. Brennan, Shawn McCarthy, Ian Meredith, Kevin Ballinger, and Susan Vissers Lisa. On May 8, 2023, the Court stayed the case until the conclusion of the consolidated class action case. On October 18, 2023, Frank Tripson filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the Company, Michael F. Mahoney, Daniel J. Brennan, Joseph M. Fitzgerald, Shawn McCarthy, Kevin Ballinger, Ian Meredith, Susan Vissers Lisa, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, Stephen P. MacMillan, David Roux, John E. Sununu, and Ellen M. Zane. On December 15, 2023, the Court stayed that case until March 31, 2024. On March 26, 2024, the Company reached an agreement in principle with all of the plaintiffs to resolve the matters.

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
NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2024	2023
Weighted average shares outstanding — basic	1,468.4	1,435.8
Net effect of common stock equivalents	13.4	10.2
Weighted average shares outstanding - diluted	1,481.7	1,446.0

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Three Months Ended March 31,
(in millions)	2024	2023
Stock options outstanding(1)	2	3
MCPS(2)	—	24
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

For the first quarter of 2023, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income (loss) was reduced by cumulative Preferred stock dividends, as presented within our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

We issued approximately four million shares of our common stock in the first quarter of 2024 and 2023 following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first quarter of 2024 or 2023. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2024, we had the full amount remaining available under the authorization.

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

We measure and evaluate our reportable segments based on their respective net sales, operating income, excluding intersegment profits, and operating income as a percentage of net sales, all based on internally-derived standard currency exchange rates to exclude the impact of foreign currency, which may be updated from year to year. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker (CODM) considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), and certain litigation-related net charges (credits) and European Union (EU) Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from operating income of reportable segments, they are included in reported Income (loss) before income taxes within our accompanying unaudited consolidated statements of operations and are included in the reconciliation below. Refer to Note L – Revenue for net sales by reportable segment presented in accordance with GAAP.

A reconciliation of the totals reported for the reportable segments to the applicable line items within our accompanying unaudited consolidated statements of operations is as follows (in millions, except percentages). Prior period amounts have been restated at constant currency to conform to current year presentation.

	Three Months Ended March 31,
Net Sales	2024	2023
MedSurg	$1,402	$1,266
Cardiovascular	2,426	2,072
Total net sales of reportable segments	3,827	3,337
Impact of foreign currency fluctuations	29	52
	$3,856	$3,389

Income (loss) before income taxes
MedSurg	$474	$409
Cardiovascular	653	553
Total operating income of reportable segments	1,128	963
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments	(115)	(98)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs	(124)	(110)
Amortization expense	(214)	(203)
Operating income (loss)	675	552
Other income (expense), net	(67)	(108)
Income (loss) before income taxes	$608	$444

	Three Months Ended March 31,
Operating income margin of reportable segments	2024	2023
MedSurg	33.8%	32.3%
Cardiovascular	26.9%	26.7%

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

	Three Months Ended March 31,
	2024			2023
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$395	$247	$642	$351	$226	$577
Urology	356	157	513	326	143	469
Neuromodulation	190	66	256	172	62	234
MedSurg	941	470	1,412	850	430	1,280
Interventional Cardiology Therapies	195	457	652	183	408	591
Watchman	311	33	344	265	25	291
Cardiac Rhythm Management	354	221	575	345	203	548
Electrophysiology	158	143	300	85	91	177
Cardiology	1,017	854	1,872	879	727	1,606
Peripheral Interventions	299	274	573	275	229	503
Cardiovascular	1,316	1,129	2,445	1,154	956	2,110
Total Net Sales	$2,258	$1,599	$3,856	$2,003	$1,386	$3,389

Refer to Note K - Segment Reporting for information on our reportable segments.

	Three Months Ended March 31,
Geographic Regions	2024	2023
U.S.	$2,258	$2,003
Europe, Middle East and Africa	803	712
Asia-Pacific	647	548
Latin America and Canada	149	126
Total Net Sales	$3,856	$3,389

Emerging Markets(1)	$648	$529
(1) Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2023, modified our list to include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $593 million as of March 31, 2024 and $577 million as of December 31, 2023. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $62 million in the first quarter that was included in the above contract liability balance as of December 31, 2023. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

Variable Consideration

For additional information on variable consideration, refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2023	$(96)	$154	$(8)	$49
Other comprehensive income (loss) before reclassifications	65	59	—	124
(Income) loss amounts reclassified from accumulated other comprehensive income	(3)	(38)	(0)	(41)
Total other comprehensive income (loss)	62	22	(0)	83
Balance as of March 31, 2024	$(34)	$175	$(8)	$132

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2022	$(1)	$269	$1	$269
Other comprehensive income (loss) before reclassifications	(40)	10	(5)	(35)
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(53)	(0)	(56)
Total other comprehensive income (loss)	(42)	(43)	(5)	(91)
Balance as of March 31, 2023	$(43)	$225	$(4)	$178

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustment and our cash flow hedges recorded in Net change in derivative financial instruments.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first quarter of 2024, we implemented the following standard on a prospective basis, which did not have a material impact on our unaudited consolidated financial statements:

ASC Update No. 2022-03

ASC Update No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions clarifies the guidance in Topic 820 related to measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, as well as introduces new disclosure requirements for these types of equity securities.

Standards to be Implemented

In November 2023, the FASB issued ASC Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Update No. 2023-07 requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss in addition to disclosure of amounts for other segment items and a description of its composition. Update No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. As this accounting standard update only impacts disclosures, we do not expect the adoption to have a material impact on our unaudited consolidated financial statements.

In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Update No. 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. Update No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. Update No. 2023-09 is effective for fiscal years beginning after December 15, 2024. We expect to adopt Update No. 2023-09 prospectively. As this accounting standard update only impacts disclosures, we do not expect the adoption to have a material impact on our unaudited consolidated financial statements.

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

Financial Summary

Three Months Ended March 31, 2024

Our net sales for the first quarter of 2024 were $3.856 billion, compared to $3.389 billion for the first quarter of 2023. This increase of $467 million, or 13.8 percent, included operational1 net sales growth of 15.0 percent and the negative impact of 120 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 13.1 percent and the positive impact of 190 basis points from our majority stake investment in Acotec Scientific Holdings Limited (Acotec) and the acquisitions of Apollo Endosurgery, Inc. (Apollo) and Relievant Medsystems, Inc. (Relievant) during the first, second and fourth quarters of 2023, respectively, for which there is less than a full period of comparable net sales. The increase in our net sales was primarily driven by the diversity of our product portfolio and strong execution, coupled with growth in the underlying markets in which we compete. Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders for the first quarter of 2024 was $495 million, or $0.33 per diluted share. Our reported results for the first quarter of 2024 included certain charges and/or credits totaling $337 million (after-tax), or $0.23 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 was $832 million, or $0.56 per diluted share.

Our reported net income attributable to common stockholders for the first quarter of 2023 was $300 million, or $0.21 per diluted share. Our reported results for the first quarter of 2023 included certain charges and/or credits totaling $373 million (after-tax), or $0.26 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 was $673 million, or $0.47 per diluted share.

1Operational net sales growth excludes the impact of foreign currency fluctuations.
2Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to acquisitions and divestitures for which there are less than a full period of comparable net sales.
3Adjusted measures, including operational and organic net sales growth and adjusted net income attributable to Boston Scientific common stockholders, exclude certain items required by generally accepted accounting principles in the United States (GAAP), are not prepared in accordance with GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended March 31, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$608	$115	$493	$—	$(1)	$495	$0.33
Non-GAAP adjustments:
Amortization expense	214	29	184	—	2	182	0.12
Acquisition/divestiture-related net charges (credits)	64	(13)	77	—	—	77	0.05
Restructuring and restructuring-related net charges (credits)	46	6	40	—	—	40	0.03
Investment portfolio net losses (gains) and impairments	(14)	(3)	(11)	—	—	(11)	(0.01)
European Union (EU) Medical device regulation (MDR) implementation costs	14	2	12	—	—	12	0.01
Deferred tax expenses (benefits)	—	(37)	37	—	—	37	0.02
Adjusted	$932	$99	$833	$—	$1	$832	$0.56

	Three Months Ended March 31, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(4)
Reported	$444	$131	$314	$(14)	$—	$300	$0.21
Non-GAAP adjustments:
Amortization expense	203	28	175	—	—	175	0.12
Acquisition/divestiture-related net charges (credits)	59	(7)	66	—	—	66	0.05
Restructuring and restructuring-related net charges (credits)	44	8	37	—	—	37	0.03
Investment portfolio net losses (gains) and impairments	21	5	16	—	—	16	0.01
European Union (EU) Medical device regulation (MDR) implementation costs	16	2	14	—	—	14	0.01
Deferred tax expenses (benefits)	—	(41)	41	—	—	41	0.03
Discrete tax items	—	(25)	25	—	—	25	0.02
Adjusted	$787	$100	$687	$(14)	$—	$673	$0.47

4 For the three months ended March 31, 2023, the effect of assuming the conversion of our 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) into shares of common stock was anti-dilutive, and therefore excluded from the calculation of Net income (loss) per common share - diluted earnings per share (EPS). Accordingly, GAAP Net income (loss) and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented within our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business. For additional information on our businesses and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended March 31,
(in millions)	2024	2023	Increase/(Decrease)
Endoscopy	$642	$577	11.4%
Urology	513	469	9.3%
Neuromodulation	256	234	9.5%
MedSurg	1,412	1,280	10.3%
Cardiology	1,872	1,606	16.5%
Peripheral Interventions	573	503	13.9%
Cardiovascular	2,445	2,110	15.9%
Net Sales	$3,856	$3,389	13.8%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Net sales of Endoscopy products of $642 million during the first quarter of 2024 represented 17 percent of our consolidated net sales. Endoscopy net sales increased $66 million, or 11.4 percent, during the first quarter of 2024, compared to the prior year period. During the first quarter of 2024, this increase included operational net sales growth of 12.1 percent and a negative impact of 70 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth included organic net sales growth of 9.8 percent during the first quarter of 2024 and the positive impact of 230 basis points from our acquisition of Apollo and divestiture of our pathology business in the second quarter of 2023.

Organic net sales growth was primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System, and our hemostasis and single use imaging franchises.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Net sales of Urology products of $513 million during the first quarter of 2024 represented 13 percent of our consolidated net sales. Urology net sales increased $44 million, or 9.3 percent, during the first quarter of 2024, compared to the prior year period. During the first quarter of 2024, this increase included operational net sales growth of 9.8 percent and a negative impact of 50 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth during the first quarter of 2024 was primarily driven by our stone management franchise, led by our Lumenis Pulse™ Holmium Laser Systems with MOSES™ Technology, as well as our prosthetic urology franchise.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $256 million during the first quarter of 2024 represented 7 percent of our consolidated net sales. Neuromodulation net sales increased $22 million, or 9.5 percent during the first quarter of 2024, compared to the prior year period. During the first quarter of 2024, this increase included operational net sales growth of 9.8 percent and a negative impact of 30 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth included the positive impact of 1,120 basis points from our acquisition of Relievant in the fourth quarter of 2023 and a decline in organic net sales of 1.3 percent during the first quarter of 2024.

The decline in organic net sales was primarily driven by continued pressures on our U.S. spinal cord stimulation (SCS) business. This decline was partially offset by growth within our deep brain stimulation (DBS) franchise led by our Vercise Genus™ DBS System.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $1.872 billion during the first quarter of 2024 represented 49 percent of our consolidated net sales. Cardiology net sales increased $265 million, or 16.5 percent, during the first quarter of 2024, compared to the prior year period. During the first quarter of 2024, this increase included operational net sales growth of 17.9 percent and a negative impact of 140 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth during the first quarter of 2024 was primarily driven by our continued market expansion of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN FLX™ LAAC Device, as well as growth of our electrophysiology business, led by our Farapulse™ Pulsed Field Ablation System, our POLARx™ technologies and our access solutions portfolio, and our percutaneous coronary intervention guidance franchises.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $573 million during the first quarter of 2024 represented 15 percent of our consolidated net sales. Peripheral Interventions net sales increased $70 million, or 13.9 percent, during the first quarter of 2024, compared to the prior year period. During the first quarter of 2024, this increase included operational net sales growth of 16.0 percent and a negative impact of 210 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth during the first quarter of 2024 included organic net sales growth of 11.3 percent and the positive impact of 460 basis points from our majority stake investment in Acotec which we acquired in the first quarter of 2023.

Organic net sales growth during the first quarter of 2024 was primarily driven by our interventional oncology franchise led by our Therasphere™ Y-90 Radioactive Glass Microspheres and EMBOLD™ Fibered Coil, as well as our drug-eluting portfolio within our vascular franchise led by our Ranger™ Drug Coated Balloon.

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

Our Emerging Markets' net sales represented 17 percent of our consolidated net sales during the first quarter of 2024 and 16 percent during the first quarter of 2023, respectively. During the first quarter of 2024, our Emerging Markets net sales grew 22.6 percent on a reported basis, which included operational net sales growth of 28.2 percent and a negative impact of 550 basis points from foreign currency fluctuations, compared to the prior year period. Operational growth was driven primarily by growth in China, fueled by the breadth of our portfolio and focus on innovation and strong commercial execution.

Economic Environment

Our business has been impacted by global supply chain disruptions, which have improved in recent quarters, however challenges still exist. In particular, we have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, monetary policy and changes in tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations, or result in an economic downtown or recession, which could negatively impact our business operations and results. Existing and future potential geopolitical dynamics, including matters related to the Russia/Ukraine war, Israel/Hamas war, as well as tension in the Taiwan strait, may create economic, supply chain, energy, and other challenges, including disruptions to business operations, which impact, and may in the future negatively impact our business. In particular, international conflicts could create instability, have and may further result in sanctions, tariffs, and other measures that restrict international trade and may negatively affect our business operations and results.

Gross Profit

Our Gross profit was $2.648 billion for the first quarter of 2024 and $2.349 billion for the first quarter of 2023. As a percentage of net sales, our Gross profit decreased to 68.7 percent during the first quarter of 2024, compared to 69.3 percent in the first quarter of 2023. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

Percentage of Net Sales
Three Months
Gross profit margin - period ended March 31, 2023	69.3%
Sales pricing, volume and mix	0.5
Net impact of foreign currency fluctuations	(0.3)
All other, including inventory charges and other period expenses	(0.9)
Gross profit margin - period ended March 31, 2024	68.7%

The primary factors contributing to the decrease in our gross profit margin in the first quarter of 2024, as compared to the same period in the prior year, were inventory charges, period expenses and the unfavorable impact of foreign currency. These impacts were partially offset by increased sales of higher margin products.

Operating Expenses

The following table provides a summary of our key operating expenses:

	Three Months Ended March 31,
	2024		2023
(in millions)	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,364	35.4%	$1,215	35.9%
Research and development expenses	366	9.5%	337	9.9%

Selling, General and Administrative expenses (SG&A Expenses)

During the first quarter of 2024, SG&A expenses increased $149 million, or 12 percent, compared to the prior year period and were 50 basis points lower as a percentage of net sales. The increase in SG&A expenses was primarily due to higher selling costs driven by higher global net sales and costs to support recent and upcoming product launches, including the Farapulse™ Pulsed Field Ablation System.

Research and Development expenses (R&D Expenses)

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the first quarter of 2024, R&D expenses increased $29 million, or 9 percent, compared to the prior year period and were 40 basis points lower as a percentage of net sales. R&D expenses increased as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

During the first quarter of 2024, Amortization expense increased $11 million, or 5 percent, compared to the prior year period. The increase in Amortization expense was driven by the addition of amortizable intangible assets associated with our recent acquisitions.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net charges of $17 million in the first quarter of 2024 and $12 million in the first quarter of 2023. The net charges recorded in the first quarter of 2024 related to an increase in expected payments for achievement of revenue-based earn outs as a result of over-performance. In addition, we made payments of $123 million and $68 million associated with prior acquisitions during the first quarter of 2024 and 2023, respectively, following the achievement of revenue-based earnouts. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring and Restructuring-related Net Charges (Credits)

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

Pursuant to the 2023 Restructuring Plan, we recorded restructuring charges in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations of $3 million in the first quarter of 2024. The restructuring reserve balance was $35 million as of March 31, 2024. In addition, we recorded restructuring-related charges of $43 million in the first quarter of 2024 primarily within Cost of products sold and SG&A Expenses. During the first quarter of 2023, we recorded restructuring charges of $20 million and restructuring-related charges of $24 million, and the restructuring reserve balance as of December 31, 2023 was $41 million.

Litigation-related Net Charges (Credits)

We did not record any litigation-related net charges (credits) during the first quarter of 2024 or 2023. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended March 31,
	2024	2023
Interest expense (in millions)	$(69)	$(65)
Average borrowing rate	2.7%	2.8%

Interest expense increased during the first quarter of 2024 compared to the prior year period primarily due to increased debt from the registered public offering of €2.000 billion in aggregate principal amount of euro-denominated senior notes during the quarter. Our average borrowing rate remained flat during the first quarter of 2024 compared to the prior year period. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information regarding our debt obligations.

Tax Rate

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2024	2023
Effective tax rate from continuing operations	18.9%	29.4%

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our effective tax rate.

The principal reason for the difference between the statutory rate and our reported tax rate in the first quarter of 2024 primarily relates to certain charges for acquisition expenses as well as certain discrete benefits related to unrecognized tax benefits and stock-based compensation. In the first quarter of 2023, the primary difference between the statutory tax rate and our reported tax rate relates to certain discrete charges related to provision-to-return adjustments.

Effective January 1, 2024, many countries where we do business, including the United Kingdom, Japan, South Korea, and many EU member states, adopted a global minimum effective tax rate of 15% based on the Pillar Two framework issued by the Organization for Economic Cooperation and Development (OECD). Other countries where we do business are also actively considering adopting the framework or are in various stages of enacting the framework into their country’s laws. While the Company continues to monitor legislative adoption of the Pillar Two rules by country, as well as for additional guidance from the OECD, there is significant uncertainty that exists regarding the interpretation of the detailed Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Although the current impact of the adoption of a global minimum effective tax on our financial statements is not material, it is possible that the final adoption, implementation, and interpretation of Pillar Two across all jurisdictions where we do business could have a material adverse impact on our financial position, results of operations, and cash flows.

Our operations presently benefit from various tax provisions of the Tax Cuts and Jobs act which are set to expire in 2025. If future legislation is unable to extend or modify these provisions, this could have a material adverse impact on our overall effective tax rate, financial condition, results of operations, and cash flows.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the first quarter of 2024, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of March 31, 2024, we had $2.329 billion of unrestricted Cash and cash equivalents on hand, including approximately $89 million held by Acotec, a less than wholly owned entity of which we acquired a majority stake investment during the first quarter of 2023. The balance is comprised of $1.946 billion invested in money market funds and time deposits and $384 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into our $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks initially scheduled to mature on May 10, 2026, with one-year extension options, subject to certain conditions. On March 1, 2023, we entered into an amendment of the 2021 Revolving Credit Facility, which provided for an extension of the scheduled maturity date to May 10, 2027 and replaced the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the Eurocurrency Rate for Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, as well as modification to the calculation of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), described under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility or our commercial paper program as of March 31, 2024, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Three Months Ended March 31,
(in millions)	2024	2023
Cash provided by (used for) operating activities	$164	$190
Cash provided by (used for) investing activities	(285)	(484)
Cash provided by (used for) financing activities	1,569	(69)

Operating Activities

During the first quarter of 2024, cash provided by (used for) operating activities decreased $27 million as compared to the prior year period primarily due to comparatively higher employee related payments and contingent consideration based payments, offset by higher sales and operating income.

Investing Activities

During the first quarter of 2024, cash provided by (used for) investing activities included net cash payments of $47 million for acquired businesses as well as purchases of property, plant and equipment and internal use software of $179 million. During the first quarter of 2023, cash used for investing activities included cash payments of $375 million, net of cash acquired, for the acquisition of a majority stake investment in Acotec, as well as purchases of property, plant and equipment and internal use software of $111 million. For more information on our acquisitions, refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Financing Activities

During the first quarter of 2024, cash provided by (used for) financing activities included a registered public offering (the Offering) of €2.000 billion in aggregate principal amount of euro-denominated senior notes (the 2024 Eurobonds). The Offering resulted in cash proceeds of $2.145 billion, net of investor discounts and issuance costs. We used the net proceeds from the Offering of the 2024 Eurobonds to fund the repayment at maturity of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes. Additionally, we plan to use the remaining net proceeds from the Offering to fund a portion of the purchase price of our announced agreement to acquire Axonics Inc. (Axonics) and to pay related fees and expenses, and for general corporate purposes. If the Axonics acquisition is not consummated by the applicable outside date pursuant to the merger agreement or we choose to not pursue consummation of the acquisition, we will be required to redeem each series of the notes at a special mandatory redemption price equal to 101% of the aggregate principal amount of such series of notes, plus accrued and unpaid interest, if any, to, but excluding, the date on which the notes will be redeemed. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Cash provided by (used for) financing activities in the first quarter of 2023 included cash used to net share settle employee equity awards of $50 million and proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans of $63 million.

Financial Covenant

As of March 31, 2024, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have elected to designate the Axonics acquisition as a Qualified Acquisition under the credit agreement, and upon closing, will increase the maximum permitted leverage ratio at that time. The agreement also provides for an exclusion of any debt incurred to fund a Qualified Acquisition, until the earlier of the acquisition close date or date of abandonment, termination or expiration of the acquisition agreement. As of March 31, 2024, we excluded $2.138 billion of debt incurred from our leverage ratio calculation in connection with the Axonics acquisition. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on March 1, 2023, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions in each case from March 31, 2021 to December 31, 2022. Permitted exclusions include any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2024, we had $273 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of March 31, 2024, we had $1.457 billion of the litigation exclusion remaining.
Contractual Obligations and Commitments

On January 8, 2024, we announced our entry into a definitive agreement to acquire 100 percent of Axonics, a publicly traded medical technology company primarily focused on the development and commercialization of devices to treat urinary and bowel dysfunction. The purchase price is $71.00 in cash per share, or approximately $3.670 billion. On April 3, 2024, we and Axonics each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with the FTC's review of the transaction. The issuance of the Second Request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), until 30 days after both we and Axonics have substantially complied with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. We and Axonics expect to promptly respond to the Second Request and to continue to work cooperatively with the FTC in its review. The transaction is expected to be completed in the second half of 2024, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction (or waiver) of other customary closing conditions. The Axonics business will be integrated into our Urology division.

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of March 31, 2024.

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

We received $80 million during the first quarter of 2024 and $63 million during the first quarter of 2023 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock during the first quarter of 2024 or 2023. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2024, we had the full amount remaining available under the authorization.

Legal Matters

For a discussion of our material legal proceedings refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and Note I – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements implemented since December 31, 2023, and relevant accounting pronouncements to be implemented in the future are included in Note N – New Accounting Pronouncements to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Additional Information

Corporate Responsibility

Our sustainable environmental, social and governance (ESG) practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. Our global ESG vision and strategy is led by our ESG Executive Steering Committee and our vice president of ESG, who provides regular updates to our Board of Directors. Our ESG team works closely with subject matter experts and key advisors from across the business to implement our ESG practices and determine how we measure and share progress. These efforts are supported by our cross-functional teams, our Environmental Health and Safety teams and policies, our Global Council for Inclusion, as well as our local, regional and national employee and community engagement programs. Since 2021, our annual bonus plan has included performance measures for certain ESG goals. For additional information on our sustainability efforts, as well as our Diversity, Equity and Inclusion initiatives, refer to our most recent Annual Report on Form 10-K. For additional information on our annual bonus plan, refer to our Proxy Statement for the 2024 Annual Meeting of Shareholders.

Cybersecurity

We have established controls and procedures to escalate enterprise level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Under our framework, cybersecurity issues, including those involving vulnerabilities introduced by our use of third-party software, are analyzed by subject matter experts, including a crisis committee as needed in accordance with our incident response plans, for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to our financial results, operations, and/or reputation are immediately reported by management to the Board of Directors, or individual members or committees thereof, as appropriate, in accordance with our established escalation framework. In addition, we have established procedures to help ensure that members of management responsible for overseeing the effectiveness of disclosure controls are informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made, as appropriate. For additional information on our risk management, strategy and governance around cybersecurity, refer to Part I, Item 1C. Cybersecurity in our most recent Annual Report on Form 10-K.

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

Use of Non-GAAP Financial Measures

To supplement our unaudited consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share (EPS) that exclude certain charges (credits); operational net sales, which exclude the impact of foreign currency fluctuations; and organic net sales, which exclude the impact of foreign currency fluctuations as well as the impact of acquisitions and divestitures with less than a full period of comparable net sales. These non-GAAP financial measures are not in accordance with GAAP and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

To calculate adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share, we exclude certain charges (credits) from GAAP net income and GAAP net income attributable to Boston Scientific common stockholders, which include amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), investment portfolio net losses (gains) and impairments, restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), EU MDR implementation costs, debt extinguishment net charges, deferred tax expenses (benefits) and certain discrete tax items. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740-270-30, “General Methodology and Use of Estimated Annual Effective Tax Rate.” Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission for an explanation of each of these adjustments and the reasons for excluding each item.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report on Form 10-Q. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: economic conditions, including the impact of foreign currency fluctuations, future U.S. and global political, competitive, reimbursement and regulatory conditions; geopolitical events; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by public health emergencies or extreme weather or other climate change-related events; labor shortages and increases in labor costs; variations in outcomes of ongoing and future clinical trials and market studies; new product introductions and the market acceptance of those products; market competition for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve environmental, social and governance goals and commitments; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, refer to Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required by law. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, refer to Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K.

Our Business

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

•Our ability to achieve our projected level or mix of product sales, as some of our products are more profitable than others,

•Our ability to attract and retain talent, including key personnel associated with acquisitions, and to maintain our corporate culture in a hybrid work environment,

•The impact of enhanced requirements to obtain and maintain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval,

•The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies,

•The issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission, and

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

•Our ability to secure our information technology and operational technology systems that support our business operations and protect our data integrity and products from a cyber-attack or other breach that may have a material adverse effect on our business, reputation or results of operations including increased risks as an indirect result of the ongoing Russia/Ukraine war and Israel/Hamas war, and

•The potential impact to internal control over financial reporting relating to potential restrictions to access to consigned inventory at customer locations for our inventory count procedures.

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

International Markets

•Our dependency on international net sales to achieve growth, and our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, including through investments in China and other Emerging Markets countries,

•The timing and collectability of customer payments, as well as our ability to continue factoring customer receivables where we have factoring arrangements, or to enter new factoring arrangements with favorable terms,

•The impact on pricing due to national and regional tenders, including value-based procurement practices and government-imposed payback provisions,

•Geopolitical and economic conditions, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, tariffs and other protectionist measures,

•The impact of the Russia/Ukraine war, Israel/Hamas war and tension in the Taiwan strait, and related, downstream effects thereof, including disruptions to operations or the impact of sanctions on U.S. manufacturers doing business in these regions,

•Protection of our intellectual property,

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $5.957 billion as of March 31, 2024 and $5.899 billion as of December 31, 2023. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $271 million as of March 31, 2024 compared to $236 million as of December 31, 2023. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $331 million as of March 31, 2024 compared to $288 million as of December 31, 2023. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of March 31, 2024 or December 31, 2023. As of March 31, 2024, $10.690 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of March 31, 2024, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Executive Vice President and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our internal control over financial reporting in 2023. No changes occurred during the first quarter of 2024. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

(c)

On February 20, 2024, Vance R. Brown, our Senior Vice President, General Counsel and Corporate Secretary entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Brown’s plan covers the sale of 33,043 shares to be acquired upon exercise of stock options. Transactions under Mr. Brown’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Brown’s plan will terminate on the earlier of December 31, 2024, or the date all shares subject to the plan have been sold.

On February 21, 2024, Daniel Brennan, our Executive Vice President and Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Brennan’s plan covers the sale of 112,075 shares of our common stock, including 64,454 shares to be acquired upon exercise of stock options. Transactions under Mr. Brennan’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Brennan’s plan will terminate on the earlier of December 31, 2024, or the date all shares subject to the plan have been sold.

On February 26, 2024, Jonathan Monson, our prior Senior Vice President, Global Controller and Chief Accounting Officer until March 1, 2024, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Monson’s plan covers the sale of 16,082 shares of our common stock, including 10,000 shares to be acquired upon exercise of stock options. Transactions under Mr. Monson’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Monson’s plan will terminate on the earlier of February 1, 2025, or the date all shares subject to the plan have been sold.

On February 28, 2024, Jeffrey B. Mirviss, our Senior Vice President and President, Peripheral Interventions, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Mirviss’ plan covers the sale of up to 88,888 shares of our common stock, including up to 25,086 shares to be acquired upon determination and/or vesting of performance share units and restricted share units and 33,726 shares to be acquired upon exercise of stock options. Transactions under Mr. Mirviss’ plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Mirviss’ plan will terminate on the earlier of February 21, 2025, or the date all shares subject to the plan have been sold.

On February 28, 2024, Michael F. Mahoney, our Chairman and Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Mahoney’s plan covers the sale of 488,332 shares of our common stock, including 335,659 shares to be acquired upon exercise of stock options. Transactions under Mr. Mahoney’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Mahoney’s plan will terminate on the earlier of November 8, 2024, or the date all shares subject to the plan have been sold.

ITEM 6. EXHIBITS (* documents filed or furnished with this report; # compensatory plans or arrangements)

2.1
Agreement and Plan of Merger, dated as of January 8, 2024, among Boston Scientific Corporation, Sadie Merger Sub, Inc. and Axonics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2024, File No. 1-110183).

4.1	Form of 3.375% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 27, 2024, File No. 1-110183).

4.2	Form of 3.500% Senior Note due 2032 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 27, 2024, File No. 1-110183).

10.1*	Form of 2024 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.2*	Form of 2024 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.3*	Form of 2024 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return). #

10.4*	Form of 2024 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Organic Net Sales Growth). #

22*	Subsidiary Issuer of Guaranteed Securities

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2024.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer