Form 10-Q
period 2024-06-30
BOSTON SCIENTIFIC CORP
filed 2024-08-01
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of July 30, 2024 was 1,472,626,135.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023

Net sales	$4,120	$3,599	$7,977	$6,988
Cost of products sold	1,270	1,058	2,479	2,098
Gross profit	2,850	2,542	5,498	4,891

Operating expenses:
Selling, general and administrative expenses	1,446	1,354	2,810	2,570
Research and development expenses	383	359	749	695
Royalty expense	9	12	19	23
Amortization expense	213	210	427	412
Intangible asset impairment charges	276	57	276	57
Contingent consideration net expense (benefit)	2	19	18	31
Restructuring net charges (credits)	1	16	5	36
	2,330	2,028	4,303	3,825
Operating income (loss)	520	514	1,195	1,066

Other income (expense):
Interest expense	(77)	(70)	(146)	(135)
Other, net	(23)	(18)	(21)	(61)
Income (loss) before income taxes	420	426	1,028	870
Income tax expense (benefit)	98	156	213	287
Net income (loss)	322	270	815	584
Preferred stock dividends	—	(9)	—	(23)
Net income (loss) attributable to noncontrolling interests	(2)	—	(4)	—
Net income (loss) attributable to Boston Scientific common stockholders	$324	$261	$819	$561

Net income (loss) per common share — basic	$0.22	$0.18	$0.56	$0.39
Net income (loss) per common share — diluted	$0.22	$0.18	$0.55	$0.39

Weighted-average shares outstanding
Basic	1,470.6	1,446.2	1,469.5	1,441.0
Diluted	1,484.2	1,456.2	1,483.0	1,451.1

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$322	$270	$815	$584
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	45	15	102	(28)
Net change in derivative financial instruments	(16)	15	6	(28)
Net change in defined benefit pensions and other items	0	0	0	(5)
Other comprehensive income (loss)	30	30	108	(61)
Comprehensive income (loss)	$352	$300	$924	$523
Net income (loss) attributable to noncontrolling interests	(2)	—	(4)	—
Other comprehensive income (loss) attributable to noncontrolling interests	(1)	—	(6)	—
Comprehensive income (loss) attributable to noncontrolling interests	(4)	—	(10)	—
Comprehensive income attributable to Boston Scientific common stockholders	$356	$300	$933	$523

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,913	$865
Trade accounts receivable, net	2,400	2,228
Inventories	2,608	2,484
Prepaid income taxes	315	315
Other current assets	756	621
Total current assets	8,991	6,514
Property, plant and equipment, net	2,951	2,859
Goodwill	14,397	14,387
Other intangible assets, net	5,417	6,003
Deferred tax assets	3,801	3,841
Other long-term assets	1,551	1,531
TOTAL ASSETS	$37,108	$35,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,580	$531
Accounts payable	906	942
Accrued expenses	2,320	2,646
Other current liabilities	770	814
Total current liabilities	5,576	4,933
Long-term debt	8,991	8,571
Deferred income taxes	132	134
Other long-term liabilities	1,800	1,967

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - 0 shares issued as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,734,329,744 shares as of June 30, 2024 and 1,729,000,224 shares as of December 31, 2023	17	17
Treasury stock, at cost - 263,289,848 shares as of June 30, 2024 and December 31, 2023	(2,251)	(2,251)
Additional paid-in capital	20,803	20,647
Retained earnings	1,639	819
Accumulated other comprehensive income (loss), net of tax	164	49
Total stockholders’ equity	20,371	19,282
Noncontrolling interests	238	248
Total equity	20,609	19,530
TOTAL LIABILITIES AND EQUITY	$37,108	$35,136

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2024	2023	2024	2023
Preferred stock shares issued
Beginning	—	10,062,500	—	10,062,500
Conversion of mandatory convertible preferred stock to common stock	—	(10,062,500)	—	(10,062,500)
Ending	—	—	—	—
Common stock shares issued
Beginning	1,733,293,885	1,700,828,873	1,729,000,224	1,696,633,993
Impact of stock-based compensation plans	1,035,859	1,144,366	5,329,520	5,339,246
Conversion of mandatory convertible preferred stock to common stock	—	23,982,902	—	23,982,902
Ending	1,734,329,744	1,725,956,141	1,734,329,744	1,725,956,141

Preferred stock
Beginning	$—	$0	$—	$0
Conversion of mandatory convertible preferred stock to common stock	—	(0)	—	(0)
Ending	$—	$—	$—	$—
Common stock
Beginning	$17	$17	$17	$17
Impact of stock-based compensation plans	0	0	0	0
Conversion of mandatory convertible preferred stock to common stock	—	0	—	0
Ending	$17	$17	$17	$17
Treasury stock
Beginning	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock	—	—	—	—
Ending	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Additional paid-in capital
Beginning	$20,713	$20,356	$20,647	$20,289
Impact of stock-based compensation plans	90	85	156	153
Ending	$20,803	$20,441	$20,803	$20,441
Retained earnings/(Accumulated deficit)
Beginning	$1,314	$(450)	$819	$(750)
Net income (loss)	322	270	815	584
Net (income) loss attributable to noncontrolling interests	2	—	4	—
Preferred stock dividends	—	(9)	—	(23)
Ending	$1,639	$(189)	$1,639	$(189)
Accumulated other comprehensive income (loss), net of tax
Beginning	$132	$178	$49	$269
Changes in other comprehensive income (loss)	31	30	114	(61)
Ending	$164	$208	$164	$208
Total stockholders' equity	$20,371	$18,226	$20,371	$18,226

Noncontrolling interests
Beginning	$242	$259	$248	$—
Net income (loss) attributable to noncontrolling interests	(2)	—	(4)	—
Changes in other comprehensive income (loss)	(1)	—	(6)	—
Changes to noncontrolling ownership interest	—	—	—	259
Ending	$238	$259	$238	$259

Total equity	$20,609	$18,485	$20,609	$18,485

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2024	2023
Net income (loss)	$815	$584
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	615	583
Deferred and prepaid income taxes	21	(45)
Stock-based compensation expense	129	115
Goodwill and other intangible asset impairment charges	276	57
Net loss (gain) on investments and notes receivable	46	35
Contingent consideration net expense (benefit)	18	31
Inventory step-up amortization	—	3
Other, net	8	23
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(228)	(161)
Inventories	(219)	(399)
Other assets	(126)	(55)
Accounts payable, accrued expenses and other liabilities	(379)	78
Cash provided by (used for) operating activities	977	848

Investing activities:
Purchases of property, plant and equipment and internal use software	(334)	(254)
Proceeds from sale of property, plant and equipment	1	3
Payments for acquisitions of businesses, net of cash acquired	(95)	(1,018)
Payments for investments and acquisitions of certain technologies, net of investment proceeds	(139)	(73)
Proceeds from royalty rights	11	16
Proceeds from settlements of hedge contracts	—	2
Cash provided by (used for) investing activities	(556)	(1,324)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(34)	(39)
Payments for royalty rights	(15)	(34)
Payments for finance leases	(25)	—
Payments on short-term borrowings	(504)	—
Net increase (decrease) in commercial paper	—	37
Proceeds from long-term borrowings, net of debt issuance costs	2,145	—
Cash dividends paid on preferred stock	—	(28)
Cash used to net share settle employee equity awards	(80)	(52)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	106	90
Cash provided by (used for) financing activities	1,593	(26)

Effect of foreign exchange rates on cash	(8)	(3)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	2,006	(506)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,055	1,126
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,062	$620

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Six Months Ended June 30,
(in millions)	2024	2023
Supplemental Information
Stock-based compensation expense	$129	$115
Non-cash impact of transferred royalty rights	(11)	(16)

	As of June 30,
Reconciliation to amounts within the unaudited consolidated balance sheets:	2024	2023
Cash and cash equivalents	$2,913	$426
Restricted cash and restricted cash equivalents included in Other current assets	75	135
Restricted cash equivalents included in Other long-term assets	74	60
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,062	$620

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

On June 18, 2024, we announced our entry into a definitive agreement to acquire 100 percent of Silk Road Medical, Inc. (Silk Road Medical), a publicly traded medical device company that has developed an innovative platform of products to prevent stroke in patients with carotid artery disease through a minimally invasive procedure called transcarotid artery revascularization (TCAR). The purchase price is $27.50 in cash per share, or approximately $1.260 billion for 100% of the fully diluted equity. The transaction is expected to be completed in the second half of 2024, subject to customary closing conditions. The Silk Road Medical business will be integrated into our Peripheral Interventions division.

On January 8, 2024, we announced our entry into a definitive agreement to acquire 100 percent of Axonics, Inc. (Axonics), a publicly traded medical technology company primarily focused on the development and commercialization of devices to treat urinary and bowel dysfunction. The purchase price is $71.00 in cash per share, or approximately $3.670 billion for 100% of the fully diluted equity. On April 3, 2024, we and Axonics each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with the FTC's review of the transaction. The issuance of the Second Request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), until 30 days after both we and Axonics have substantially complied with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. We and Axonics are responding to the Second Request and continue to work cooperatively with the FTC in its review. The transaction is expected to be completed in the second half of 2024, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction (or waiver) of other customary closing conditions. The Axonics business will be integrated into our Urology division.

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

Purchase Price Allocation

We accounted for these transactions as business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (FASB ASC Topic 805). The final purchase prices were comprised of the amounts presented below:

(in millions)	Acotec(1)	Apollo
Payment for acquisition, net of cash acquired(2)	$381	$636
	$381	$636
(1) Excludes approximately $140 million of cash on hand at the closing of the transaction
(2) Related to Acotec, represents our majority stake investment

We recorded the assets acquired, liabilities assumed and specific to Acotec, the noncontrolling interest, at their respective fair values as of the closing date of the transaction. The final purchase price allocations were comprised of the components presented below, with the excess of the purchase price over the fair value of net assets acquired recorded to goodwill:

(in millions)	Acotec	Apollo
Goodwill	$337	$378
Amortizable intangible assets	334	248
Other assets acquired	93	50
Liabilities assumed	(48)	(33)
Net deferred tax liabilities	(76)	(5)
Fair value of noncontrolling interest	(259)	—
	$381	$636

The fair value of Acotec's noncontrolling interest was based on the publicly traded market value of the remaining 35 percent of the outstanding shares we did not acquire as of the transaction date and is presented in Stockholders' equity within our accompanying unaudited consolidated balance sheets. Goodwill was primarily established for Acotec due to opportunities for collaboration in research and development, manufacturing and commercial strategies, and for Apollo, due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

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
	$248
Contingent Consideration
Changes in the fair value of our contingent consideration liability during the first six months of 2024 associated with prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2023	$404
Amount recorded related to current year acquisitions	29
Contingent consideration net expense (benefit)	18
Contingent consideration payments and other adjustments	(158)
Balance as of June 30, 2024	$293

The payments made during the first six months of 2024 primarily related to our acquisition of Farapulse, Inc. (Farapulse) following the achievement of revenue-based earnouts as a result of over-performance. The maximum amount we could be required to pay for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of June 30, 2024, the fair value of such uncapped contingent consideration is estimated at $163 million. As of June 30, 2024, the maximum amount that we could be required to pay under our other contingent consideration arrangements (undiscounted) is approximately $320 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2024	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Milestones	$293 million	Discounted Cash Flow	Discount Rate	6%	-	15%	7%
			Probability of Payment	90%	-	100%	99%
			Projected Year of Payment	2024	-	2029	2027
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our revenue-based payments and milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of June 30, 2024.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	June 30, 2024	December 31, 2023
Equity method investments	$207	$219
Measurement alternative investments(1, 2)	243	194
	$450	$413
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

As of June 30, 2024, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $233 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of June 30, 2024		As of December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$12,846	$(8,372)	$13,207	$(8,101)
Patents	476	(380)	480	(387)
Other intangible assets	2,188	(1,555)	2,130	(1,500)
Amortizable intangible assets	$15,510	$(10,307)	$15,817	$(9,988)

Goodwill	$24,297	$(9,900)	$24,287	$(9,900)

IPR&D	$94		$54
Technology-related	120		120
Indefinite-lived intangible assets	$214		$174

The following represents a roll-forward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
As of December 31, 2023	$5,347	$9,041	$14,387
Goodwill acquired	24	46	71
Impact of foreign currency fluctuations and purchase price and other adjustments	(30)	(30)	(61)
As of June 30, 2024	$5,341	$9,057	$14,397

Goodwill and Other Intangible Asset Impairments

We did not record any goodwill impairment charges in the first six months of 2024 or 2023. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.

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

In the second quarter of 2024, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350. The qualitative approach was used for testing certain reporting units where fair value has historically exceeded carrying value by greater than 100 percent, and all other reporting units were tested using the quantitative approach. For the reporting units tested using the qualitative approach, after assessing the totality of events, it was determined that it was not more likely than not that the fair value of the reporting units was less than their carrying value, and it was not deemed necessary to proceed to the quantitative test. For the reporting units tested using the quantitative approach, we determined that the fair value of the reporting units exceeded the carrying value and concluded that goodwill was not impaired or at risk of impairment.

We recorded Intangible asset impairment charges of $276 million in the second quarter and first six months of 2024 and $57 million in the second quarter and first six months of 2023. The impairment charges recorded in 2024 were associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Electrophysiology and Peripheral Interventions business units, respectively. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ Pulsed Field Ablation System and the resulting lower revenue projections and cannibalization of our cryoablation business in major markets like the U.S. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024. We calculated the fair value of our Cryterion and Devoro intangible assets as the present value of estimated future cash flows we expect to generate from the assets based on estimates and assumptions about future revenue contributions, cost structures and the remaining useful lives of the assets.

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

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the euro. As of June 30, 2024 and December 31, 2023, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within

Other, net within our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of June 30, 2024 or December 31, 2023. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of June 30, 2024 or December 31, 2023. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest-rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		June 30, 2024	December 31, 2023
Forward currency contracts	Cash flow hedge	$1,969	$2,284
Forward currency contracts	Net investment hedge	645	333
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	3,284	3,282
Total Notional Outstanding		$6,895	$6,896
(1) Foreign currency-denominated debt is the €900 million debt principal associated with our 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of June 30, 2024 is within 36 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2024
Forward currency contracts
Cash flow hedges	$31	$(7)	$24	Cost of products sold	$1,270	$(52)	$12	$(41)
Net investment hedges(2)	20	(5)	16	Interest expense	77	(4)	1	(3)
Foreign currency-denominated debt
Net investment hedges(3)	9	(2)	7	Other, net	23	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	77	0	(0)	0

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2023
Forward currency contracts
Cash flow hedges	$74	$(17)	$58	Cost of products sold	$1,058	$(55)	$12	$(43)
Net investment hedges(2)	22	(5)	17	Interest expense	70	(2)	1	(2)
Foreign currency-denominated debt
Net investment hedges(3)	1	—	1	Other, net	18	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	70	1	(0)	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Six Months Ended June 30, 2024
Forward currency contracts
Cash flow hedges	$108	$(24)	$84	Cost of products sold	$2,479	$(101)	$23	$(79)
Net investment hedges(2)	48	(11)	37	Interest expense	146	(8)	2	(6)
Foreign currency-denominated debt
Net investment hedges(3)	32	(7)	25	Other, net	21	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	146	1	(0)	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Six Months Ended June 30, 2023
Forward currency contracts
Cash flow hedges	$87	$(20)	$67	Cost of products sold	$2,098	$(125)	$28	$(97)
Net investment hedges(2)	28	(6)	22	Interest expense	135	(5)	1	(4)
Foreign currency-denominated debt
Net investment hedges(3)	(18)	4	(14)	Other, net	61	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	135	1	(0)	1
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

As of June 30, 2024, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$163
Forward currency contracts	Net investment hedge	Interest expense	11
Interest rate derivative contracts	Cash flow hedge	Interest expense	(1)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2024	2023	2024	2023
Net gain (loss) on currency hedge contracts	Other, net	$30	$11	$45	$2
Net gain (loss) on currency transaction exposures	Other, net	(31)	(20)	(51)	(26)
Net currency exchange gain (loss)		$(1)	$(9)	$(6)	$(24)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		June 30, 2024	December 31, 2023
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$236	$140
Forward currency contracts	Other long-term assets	46	107
		282	246
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	31	20
Total Derivative and Nonderivative Assets		$313	$266

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$3	$15
Forward currency contracts	Other long-term liabilities	0	9
Foreign currency-denominated debt(2)	Long-term debt	957	988
		960	1,012
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	14	38
Total Derivative and Nonderivative Liabilities		$974	$1,050
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	June 30, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$2,153	$—	$—	$2,153	$454	$—	$—	$454
Publicly-held equity securities	19	—	—	19	18	—	—	18
Hedging instruments	—	313	—	313	—	266	—	266
Licensing arrangements	—	—	51	51	—	—	77	77
	$2,173	$313	$51	$2,536	$472	$266	$77	$816
Liabilities
Hedging instruments	$—	$974	$—	$974	$—	$1,050	$—	$1,050
Contingent consideration liability	—	—	293	293	—	—	404	404
Licensing arrangements	—	—	60	60	—	—	90	90
	$—	$974	$353	$1,327	$—	$1,050	$494	$1,545

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents or Other current assets within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $2.153 billion invested in money market funds and time deposits as of June 30, 2024 and $454 million as of December 31, 2023, we held $793 million in interest-bearing and non-interest-bearing bank accounts as of June 30, 2024 and $411 million as of December 31, 2023.

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

The recurring Level 3 fair value measurements of our licensing arrangements recognized within our accompanying unaudited consolidated balance sheet as of June 30, 2024 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of June 30, 2024	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$51 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2024	-	2025	2025
Financial Liability	$60 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2024	-	2026	2025
(1) Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2023	$77
Proceeds from royalty rights	(21)
Fair value adjustment (expense) benefit	(5)
Balance as of June 30, 2024	$51

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2023	$90
Payments for royalty rights	(26)
Fair value adjustment expense (benefit)	(4)
Balance as of June 30, 2024	$60

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

The fair value of our outstanding debt obligations, excluding finance leases, was $10.073 billion as of June 30, 2024 and $8.735 billion as of December 31, 2023. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $10.571 billion as of June 30, 2024 and $9.102 billion as of December 31, 2023, with current obligations of $1.580 billion as of June 30, 2024 and $531 million as of December 31, 2023. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			June 30, 2024	December 31, 2023
March 2025 Senior Notes(3)	March 2022	March 2025	—	1,105	0.750%
June 2025 Senior Notes	May 2020	June 2025	—	500	1.900%
March 2026 Senior Notes	February 2019	March 2026	255	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	963	995	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	802	829	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
March 2029 Senior Notes(3)	February 2024	March 2029	802	—	3.375%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	802	829	1.625%
March 2032 Senior Notes(3)	February 2024	March 2032	1,337	—	3.500%
March 2034 Senior Notes(3)	March 2022	March 2034	535	553	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.500%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2024 - 2049	(77)	(65)
Finance Lease Obligation		Various	4	5
Long-term debt			$8,991	$8,571
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
(3) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of June 30, 2024 and December 31, 2023, respectively.

Revolving Credit Facility

On May 10, 2021, we entered into a $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. On May 10, 2024, we entered into a third amendment to the 2021 Revolving Credit Facility credit agreement, which provided for, among other things, an extension of the scheduled maturity date to May 10, 2029, an amendment of the Ratings based pricing grid of the Applicable Margin, each as defined in the credit agreement, and reset the applicable date for purposes of determining the amounts of restructuring charges and restructuring-related expenses that may be excluded from consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the credit agreement, for purposes of our maximum leverage ratio covenant, from December 31, 2022 to March 31, 2024, as further discussed under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no amounts outstanding under the 2021 Revolving Credit Facility as of June 30, 2024 or December 31, 2023.

Financial Covenant

As of June 30, 2024, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement	Actual
	as of June 30, 2024	as of June 30, 2024
Maximum permitted leverage ratio(1)	3.75 times	1.97 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the 2021 Revolving Credit Facility credit agreement, as amended.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have elected to designate the Axonics acquisition as a Qualified Acquisition under the credit agreement, and upon closing, will increase the maximum permitted leverage ratio at that time. The agreement also provides for an exclusion of any debt incurred to fund a Qualified Acquisition, until the earlier of the acquisition close date or date of abandonment, termination or expiration of the acquisition agreement. As of June 30, 2024, we excluded from our leverage ratio calculation $2.120 billion of debt incurred in connection with the Axonics acquisition.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of June 30, 2024, we had $453 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of June 30, 2024, we had $1.448 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. We did not have any commercial paper outstanding as of June 30, 2024 or December 31, 2023.

Senior Notes

We had senior notes outstanding of $10.633 billion as of June 30, 2024 and $9.136 billion as of December 31, 2023. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

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

Factoring Arrangements	As of June 30, 2024		As of December 31, 2023
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$187	5.3%	$206	5.1%
Yen denominated	187	0.8%	214	0.6%
Renminbi denominated	26	1.7%	14	2.9%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $189 million as of June 30, 2024 and $174 million as of December 31, 2023, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2024 and December 31, 2023 we had not recognized a related liability for our outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our unaudited consolidated balance sheets and were $131 million as of June 30, 2024 and $152 million as of December 31, 2023.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	June 30, 2024	December 31, 2023
Trade accounts receivable	$2,505	$2,338
Allowance for credit losses	(105)	(110)
	$2,400	$2,228

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$109	$118	$110	$109
Credit loss expense	12	19	21	35
Write-offs	(16)	(10)	(26)	(16)
Ending balance	$105	$127	$105	$127

Inventories

	As of
(in millions)	June 30, 2024	December 31, 2023
Finished goods	$1,558	$1,537
Work-in-process	201	174
Raw materials	849	773
	$2,608	$2,484
Other current assets

	As of
(in millions)	June 30, 2024	December 31, 2023
Restricted cash and restricted cash equivalents	$75	$130
Derivative assets	267	159
Licensing arrangements	38	47
Other	376	285
	$756	$621

Property, plant and equipment, net

	As of
(in millions)	June 30, 2024	December 31, 2023
Land	$140	$140
Buildings and improvements	1,876	1,843
Equipment, furniture and fixtures	3,598	3,503
Capital in progress	897	857
	6,512	6,343
Less: accumulated depreciation	3,561	3,484
	$2,951	$2,859

Depreciation expense was $98 million for the second quarter of 2024, $88 million for the second quarter of 2023, $188 million for the first six months of 2024 and $170 million for the first six months of 2023.

Other long-term assets

	As of
(in millions)	June 30, 2024	December 31, 2023
Restricted cash equivalents	$74	$60
Operating lease right-of-use assets	416	439
Derivative assets	46	107
Investments	450	413
Licensing arrangements	13	30
Indemnification asset	172	176
Other	381	306
	$1,551	$1,531
Accrued expenses

	As of
(in millions)	June 30, 2024	December 31, 2023
Legal reserves	$118	$206
Payroll and related liabilities	948	1,051
Rebates	412	389
Contingent consideration	175	304
Other	667	696
	$2,320	$2,646

Other current liabilities

	As of
(in millions)	June 30, 2024	December 31, 2023
Deferred revenue	$284	$266
Licensing arrangements	40	49
Taxes payable	224	220
Other	222	278
	$770	$814

Other long-term liabilities

	As of
(in millions)	June 30, 2024	December 31, 2023
Accrued income taxes	$356	$470
Legal reserves	133	172
Contingent consideration	118	100
Licensing arrangements	20	41
Operating lease liabilities	365	390
Deferred revenue	316	311
Other	491	484
	$1,800	$1,967

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective tax rate from continuing operations	23.4%	36.6%	20.7%	32.9%

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our effective tax rate.

The primary reasons for the difference between the statutory rate and our reported tax rate in the second quarter and first six months of 2024 relate to certain charges for acquisition expenses, as well as certain benefits for intangible asset impairment charges and integration costs, and discrete benefits primarily related to stock-based compensation. In the second quarter and first six months of 2023, the primary difference between the statutory tax rate and our reported tax rate relates to acquisition-related charges, as well as certain benefits for integration costs, and discrete tax items primarily related to unrecognized tax benefits.

As of June 30, 2024, we had $478 million of gross unrecognized tax benefits, of which a net $406 million, if recognized, would affect our effective tax rate. As of December 31, 2023, we had $467 million of gross unrecognized tax benefits, of which a net $395 million, if recognized, would affect our effective tax rate. The change in gross unrecognized tax benefit is primarily related to current year accruals for reserves and audits.

It is reasonably possible that within the next 12 months, we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $9 million.

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

Our accrual for legal matters that are probable and estimable was $251 million as of June 30, 2024 and $377 million as of December 31, 2023 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of this accrual is already funded through our qualified settlement fund, which is included in restricted cash and restricted cash equivalents in Other current assets of $75 million as of June 30, 2024 and $130 million as of December 31, 2023. Refer to Note F – Supplemental Balance Sheet Information for additional information. We did not record any litigation-related net charges during the second quarter and first six months of 2024 or 2023.

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

Patent Litigation

On November 20, 2017, The Board of Regents, University of Texas System and TissueGen. Inc. (collectively, UT), served a lawsuit against us in the Western District of Texas. The complaint against the Company alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. UT primarily seeks a reasonable royalty. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the UT’s Petition for Certiorari. UT proceeded with its case against the Company in Delaware. In January 2023, a jury trial was held on the issue of whether the one UT patent still asserted in the case was valid and whether it was infringed by the Company. On January 31, 2023, a jury concluded that UT’s patent was valid and willfully infringed by the Company, and awarded UT $42 million in damages. Following the trial, UT filed a motion seeking prejudgment interest and enhanced damages. The Company filed a motion seeking judgment as a matter of law in its favor or alternatively a new trial. On June 5, 2024, the Court granted the Company’s motion for judgment as a matter of law of no willful infringement, but otherwise denied the Company’s motions. The Court also denied UT’s motion for enhanced damages, awarded approximately $7.4 million in pre-judgment interest, and awarded post-judgment interest. On July 3, 2024, UT and the Company each filed a notice of appeal.

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

Governmental Investigations and Qui Tam Matters

On December 1, 2015, the Brazilian governmental entity known as CADE (the Administrative Council of Economic Defense), served a search warrant on the offices of our Brazilian subsidiary, as well as on the Brazilian offices of several other major medical device makers who do business in Brazil, in furtherance of an investigation into alleged anti-competitive activity with respect to certain tender offers for government contracts. On June 20, 2017, CADE, through the publication of a “technical note,” announced that it was launching a formal administrative proceeding against Boston Scientific’s Brazilian subsidiary, Boston Scientific do Brasil Ltda. (BSB), as well as against the Brazilian operations of Medtronic, Biotronik and St. Jude Medical, two Brazilian associations, ABIMED and AMBIMO and 29 individuals for alleged anti-competitive behavior. Under applicable guidance, BSB could be fined a percentage of BSB’s 2016 gross revenues. In August 2021, the investigating commissioner issued a preliminary recommendation of liability against all of the involved companies, and also recommended that CADE impose fines and penalties. However, on October 25, 2021, the CADE Attorney General's office recommended dismissal of the charges and allegations against BSB and the individual BSB employees who were still individual defendants. Subsequently, on March 30, 2022, the Federal Prosecutor’s office issued a non-binding recommendation that is contrary to the Attorney General’s recommendation. The full Commission issued its decision on May 22, 2024, holding that BSB and a former employee should be held liable and setting a fine of $17 million. The Commission held that the three other current or former Company employees should be acquitted. BSB has filed a motion to clarify the proper calculation of the fine and, to the extent any fine is upheld, the Company intends to appeal the decision of liability by the full Commission to the Brazilian courts. During such an appeal, the decision would have no force and effect, and the Court would consider the case without being bound by CADE’s decision.

Like many healthcare companies, the Company receives inquiries and has ongoing discussions with governmental agencies with respect to the Company’s operations, such as the Securities and Exchange Commission (SEC), the Department of Justice (DOJ) and foreign regulators, including its operations in Vietnam with respect to alleged Foreign Corrupt Practices Act (FCPA) violations the Company received in March 2022. The Company has received related subpoenas for documents from the DOJ and the SEC with respect to the Vietnam matter, and is cooperating with the government while investigating these allegations. From time to time, the Company also self-discloses potential concerns to regulators. In the course of Vietnam-related discussions with the DOJ and SEC, the Company has disclosed that it is investigating other potential concerns in Vietnam and other countries.

From time to time, the Company also receives U.S.-based subpoenas and DOJ Civil Investigative Demands (CID), including the following matters: in April 2023, the Company received a DOJ subpoena that seeks documents and information related to its ambulatory electrocardiography monitoring business; in December 2023, the Company received a DOJ CID related to the provision of peripheral intervention services through office-based labs. The Company is cooperating with the DOJ in these matters.

Other Proceedings

On December 4, 2020, Enrique Jevons, individually and on behalf of all others similarly situated, filed a class action complaint against the Company, Michael F. Mahoney and Daniel J. Brennan, stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System (LOTUS System) in United States District Court for the Eastern District of New York. On December 14, 2020, the parties agreed to transfer the case to the United States District Court for the District of Massachusetts. On December 16, 2020, Mariano Errichiello, individually and on behalf of all others similarly situated, filed a second, materially similar class action complaint against the Company, Michael F. Mahoney, Joseph M. Fitzgerald, and Daniel J. Brennan in the United States District Court for the District of Massachusetts. Subsequently, on March 30, 2021, the Court consolidated the two actions, and appointed Union Asset Management Holding AG as the lead plaintiff. The plaintiffs filed an Amended Complaint in June 2021 that seeks unspecified compensatory damages in favor of the alleged class as well as unspecified equitable relief. The Company filed a Motion to Dismiss in July 2021, which, in December 2022, the Court granted in part and denied in part. On October 23, 2023, the Company reached an agreement in principle with the lead plaintiff to settle the case. The Court granted the motion for preliminary approval of the proposed settlement on December 27, 2023, and approved the settlement and dismissed the case on April 23, 2024.

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
NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Weighted average shares outstanding — basic	1,470.6	1,446.2	1,469.5	1,441.0
Net effect of common stock equivalents	13.6	10.1	13.5	10.1
Weighted average shares outstanding - diluted	1,484.2	1,456.2	1,483.0	1,451.1

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Stock options outstanding(1)	—	—	—	0
MCPS(2)	—	16	—	20
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

For the second quarter and first six months of 2023, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income (loss) was reduced by cumulative Preferred stock dividends, as presented within our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

We issued approximately one million shares of our common stock in the second quarter of 2024, approximately five million shares in the first six months of 2024, approximately 25 million shares in the second quarter of 2023 and approximately 29 million shares in the first six months of 2023. Shares were issued following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan and, specific to 2023, following the automatic conversion of the MCPS. We did not repurchase any shares of our common stock in the first six months of 2024 or 2023. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of June 30, 2024, we had the full amount remaining available under the authorization.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2024	2023	2024	2023
MedSurg	$1,480	$1,346	$2,882	$2,611
Cardiovascular	2,632	2,204	5,058	4,275
Total net sales of reportable segments	4,112	3,549	7,939	6,886
Impact of foreign currency fluctuations	8	51	37	102
	$4,120	$3,599	$7,977	$6,988

Income (loss) before income taxes
MedSurg	$511	$458	$986	$867
Cardiovascular	761	582	1,414	1,135
Total operating income of reportable segments	1,272	1,040	2,400	2,002
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments	(153)	(75)	(268)	(173)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs	(386)	(241)	(510)	(351)
Amortization expense	(213)	(210)	(427)	(412)
Operating income (loss)	520	514	1,195	1,066
Other income (expense), net	(100)	(88)	(167)	(195)
Income (loss) before income taxes	$420	$426	$1,028	$870

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income margin of reportable segments	2024	2023	2024	2023
MedSurg	34.6%	34.0%	34.2%	33.2%
Cardiovascular	28.9%	26.4%	28.0%	26.6%

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

	Three Months Ended June 30,
	2024			2023
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$415	$261	$676	$384	$246	$631
Urology	363	162	525	340	146	485
Neuromodulation	214	68	282	183	61	244
MedSurg	992	491	1,483	907	453	1,360
Interventional Cardiology Therapies	201	464	665	189	440	629
Watchman	342	36	379	286	30	317
Cardiac Rhythm Management	352	224	576	356	209	566
Electrophysiology	271	157	428	85	108	193
Cardiology	1,166	881	2,047	917	787	1,704
Peripheral Interventions	308	281	590	285	250	535
Cardiovascular	1,474	1,163	2,637	1,202	1,037	2,239
Total Net Sales	$2,466	$1,654	$4,120	$2,110	$1,490	$3,599

	Six Months Ended June 30,
	2024			2023
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$810	$508	$1,318	$735	$472	$1,207
Urology	719	319	1,038	666	289	954
Neuromodulation	405	134	539	356	123	478
MedSurg	1,933	961	2,895	1,757	883	2,640
Interventional Cardiology Therapies	396	921	1,316	372	848	1,220
Watchman	653	70	723	552	55	607
Cardiac Rhythm Management	706	446	1,151	702	412	1,114
Electrophysiology	429	300	729	170	199	370
Cardiology	2,183	1,736	3,919	1,796	1,514	3,310
Peripheral Interventions	608	555	1,163	560	478	1,039
Cardiovascular	2,791	2,291	5,082	2,356	1,993	4,349
Total Net Sales	$4,724	$3,252	$7,977	$4,113	$2,876	$6,988

Refer to Note K - Segment Reporting for information on our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Regions	2024	2023	2024	2023
U.S.	$2,466	$2,110	$4,724	$4,113
Europe, Middle East and Africa	822	723	1,625	1,435
Asia-Pacific	670	626	1,317	1,174
Latin America and Canada	162	140	311	267
Total Net Sales	$4,120	$3,599	$7,977	$6,988

Emerging Markets(1)	$680	$592	$1,328	$1,121
(1) Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2023, modified our list to include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $599 million as of June 30, 2024 and $577 million as of December 31, 2023. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $59 million in the second quarter and $120 million in the first six months of 2024 that was included in the above contract liability balance as of December 31, 2023. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2024	$(34)	$175	$(8)	$132
Other comprehensive income (loss) before reclassifications	50	24	0	75
(Income) loss amounts reclassified from accumulated other comprehensive income	(3)	(40)	(0)	(44)
Total other comprehensive income (loss)	47	(16)	0	31
Balance as of June 30, 2024	$13	$159	$(8)	$164

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2023	$(43)	$225	$(4)	$178
Other comprehensive income (loss) before reclassifications	17	58	—	74
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(42)	(0)	(44)
Total other comprehensive income (loss)	15	15	(0)	30
Balance as of June 30, 2023	$(28)	$241	$(4)	$208

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2023	$(96)	$154	$(8)	$49
Other comprehensive income (loss) before reclassifications	115	84	0	199
(Income) loss amounts reclassified from accumulated other comprehensive income	(6)	(78)	(0)	(84)
Total other comprehensive income (loss)	108	6	0	114
Balance as of June 30, 2024	$13	$159	$(8)	$164

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2022	$(1)	$269	$1	$269
Other comprehensive income (loss) before reclassifications	(24)	67	(5)	39
(Income) loss amounts reclassified from accumulated other comprehensive income	(4)	(95)	(1)	(100)
Total other comprehensive income (loss)	(28)	(28)	(5)	(61)
Balance as of June 30, 2023	$(28)	$241	$(4)	$208

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustment and our cash flow hedges recorded in Net change in derivative financial instruments.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first six months of 2024, we implemented the following standard on a prospective basis, which did not have a material impact on our unaudited consolidated financial statements:

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

Standards to be Implemented

In November 2023, the FASB issued ASC Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Update No. 2023-07 requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss in addition to disclosure of amounts for other segment items and a description of its composition. Update No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. As this accounting standard update impacts disclosures only, we do not expect the adoption to have a material impact on our unaudited consolidated financial statements.

In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Update No. 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. Update No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. Update No. 2023-09 is effective for fiscal years beginning after December 15, 2024. We expect to adopt Update No. 2023-09 prospectively. As this accounting standard update impacts disclosures only, we do not expect the adoption to have a material impact on our unaudited consolidated financial statements.

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

Financial Summary

Three Months Ended June 30, 2024

Our net sales for the second quarter of 2024 were $4.120 billion, compared to $3.599 billion for the second quarter of 2023. This increase of $521 million, or 14.5 percent, included operational1 net sales growth of 16.1 percent and the negative impact of 160 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 14.7 percent and the positive impact of 140 basis points from our majority stake investment in Acotec Scientific Holdings Limited (Acotec) and the acquisitions of Relievant Medsystems, Inc. (Relievant) and the endoluminal vacuum therapy portfolio of B. Braun Medical Inc. (Braun) during the first and fourth quarters of 2023 and first quarter of 2024, respectively, for which there is less than a full period of comparable net sales. The increase in our net sales was primarily driven by strong commercial execution across our businesses, led by the rapid adoption of our Farapulse™ Pulsed Field Ablation System following U.S. launch in early 2024. Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders for the second quarter of 2024 was $324 million, or $0.22 per diluted share. Our reported results for the second quarter of 2024 included certain charges and/or credits totaling $589 million (after-tax), or $0.40 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 was $914 million, or $0.62 per diluted share.

Our reported net income attributable to Boston Scientific common stockholders for the second quarter of 2023 was $261 million, or $0.18 per diluted share. Our reported results for the second quarter of 2023 included certain charges and/or credits totaling $516 million (after-tax), or $0.35 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 was $777 million, or $0.53 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended June 30, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$420	$98	$322	$—	$(2)	$324	$0.22
Non-GAAP adjustments:
Amortization expense	213	29	184	—	2	182	0.12
Goodwill and other intangible asset impairment charges	276	33	243	—	—	243	0.16
Acquisition/divestiture-related net charges (credits)	49	11	38	—	—	38	0.03
Restructuring and restructuring-related net charges (credits)	50	7	44	—	—	44	0.03
Investment portfolio net losses (gains) and impairments	31	3	29	—	—	29	0.02
European Union (EU) Medical device regulation (MDR) implementation costs	12	2	10	—	—	10	0.01
Deferred tax expenses (benefits)	—	(44)	44	—	—	44	0.03
Adjusted	$1,051	$138	$913	$—	$(0)	$914	$0.62

	Three Months Ended June 30, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(4)
Reported	$426	$156	$270	$(9)	$—	$261	$0.18
Non-GAAP adjustments:
Amortization expense	210	28	182	—	—	182	0.12
Goodwill and other intangible asset impairment charges	57	3	54	—	—	54	0.04
Acquisition/divestiture-related net charges (credits)	118	(57)	175	—	—	175	0.12
Restructuring and restructuring-related net charges (credits)	42	7	35	—	—	35	0.02
Investment portfolio net losses (gains) and impairments	(2)	(6)	5	—	—	5	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	20	3	17	—	—	17	0.01
Deferred tax expenses (benefits)	—	(47)	47	—	—	47	0.03
Discrete tax items	—	(1)	1	—	—	1	0.00
Adjusted	$871	$86	$786	$(9)	$—	$777	$0.53

4 For the three months ended June 30, 2023, the effect of assuming the conversion of our 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) into shares of common stock was anti-dilutive, and therefore excluded from the calculation of Net income (loss) per common share - diluted earnings per share (EPS). Accordingly, GAAP Net income (loss) and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented within our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

Six Months Ended June 30, 2024

Our net sales for the first six months of 2024 were $7.977 billion, compared to $6.988 billion for the first six months of 2023. This increase of $988 million, or 14.1 percent, included operational1 net sales growth of 15.5 percent and the negative impact of 140 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 13.9 percent and the positive impact of 160 basis points from our majority stake investment in Acotec and the acquisitions of Apollo Endosurgery, Inc. (Apollo), Relievant and the endoluminal vacuum therapy portfolio of Braun during the first, second and fourth quarters of 2023 and first quarter of 2024, respectively, for which there is less than a full period of comparable sales. The increase in our net sales was primarily driven by strong commercial execution across our businesses, led by the rapid adoption of our Farapulse™ Pulsed Field Ablation System following U.S. launch in early 2024. Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders for the first six months of 2024 was $819 million, or $0.55 per diluted share. Our reported results for the first six months of 2024 included certain charges and/or credits totaling $926 million (after-tax), or $0.62 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 for the first six months of 2024 was $1.745 billion, or $1.18 per diluted share.

Our reported net income attributable to Boston Scientific common stockholders for the first six months of 2023 was $561 million, or $0.39 per diluted share. Our reported results for the first six months of 2023 included certain charges and/or credits totaling $889 million (after-tax), or $0.61 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 for the first six months of 2023 was $1.449 billion, or $1.00 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Six Months Ended June 30, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$1,028	$213	$815	$—	$(4)	$819	$0.55
Non-GAAP adjustments:
Amortization expense	427	58	369	—	4	364	0.25
Goodwill and other intangible asset impairment charges	276	33	243	—	—	243	0.16
Acquisition/divestiture-related net charges (credits)	112	(2)	115	—	—	115	0.08
Restructuring and restructuring-related net charges (credits)	97	13	84	—	—	84	0.06
Investment portfolio net losses (gains) and impairments	18	(0)	18	—	—	18	0.01
European Union (EU) Medical device regulation (MDR) implementation costs	26	3	22	—	—	22	0.01
Deferred tax expenses (benefits)	—	(81)	81	—	—	81	0.05
Adjusted	$1,983	$237	$1,746	$—	$1	$1,745	$1.18

	Six Months Ended June 30, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(4)
Reported	$870	$287	$584	$(23)	$—	$561	$0.39
Non-GAAP adjustments:
Amortization expense	412	56	357	—	—	357	0.25
Goodwill and other intangible asset impairment charges	57	3	54	—	—	54	0.04
Acquisition/divestiture-related net charges (credits)	178	(64)	242	—	—	242	0.17
Restructuring and restructuring-related net charges (credits)	86	14	71	—	—	71	0.05
Investment portfolio net losses (gains) and impairments	19	(2)	20	—	—	20	0.01
European Union (EU) Medical device regulation (MDR) implementation costs	36	5	31	—	—	31	0.02
Deferred tax expenses (benefits)	—	(88)	88	—	—	88	0.06
Discrete tax items	—	(26)	26	—	—	26	0.02
Adjusted	$1,659	$186	$1,472	$(23)	$—	$1,449	$1.00

(4) For the first six months ended June 30, 2023, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of Net income (loss) per common share - diluted EPS. Accordingly, GAAP Net income (loss) and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented within our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business. For additional information on our businesses and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended June 30,
(in millions)	2024	2023	Increase/(Decrease)
Endoscopy	$676	$631	7.1%
Urology	525	485	8.2%
Neuromodulation	282	244	15.5%
MedSurg	1,483	1,360	9.0%
Cardiology	2,047	1,704	20.1%
Peripheral Interventions	590	535	10.2%
Cardiovascular	2,637	2,239	17.8%
Net Sales	$4,120	$3,599	14.5%

	Six Months Ended June 30,
(in millions)	2024	2023	Increase/(Decrease)
Endoscopy	$1,318	$1,207	9.2%
Urology	1,038	954	8.7%
Neuromodulation	539	478	12.6%
MedSurg	2,895	2,640	9.6%
Cardiology	3,919	3,310	18.4%
Peripheral Interventions	1,163	1,039	12.0%
Cardiovascular	5,082	4,349	16.9%
Net Sales	$7,977	$6,988	14.1%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Net sales of Endoscopy products of $676 million during the second quarter and $1.318 billion during the first six months of 2024 represented 16 percent and 17 percent of our consolidated net sales, respectively. Endoscopy net sales increased $45 million, or 7.1 percent, during the second quarter and $111 million, or 9.2 percent, during the first six months of 2024, compared to the prior year periods. During the second quarter of 2024, this increase included operational net sales growth of 8.4 percent and a negative impact of 130 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2024, this increase included operational net sales growth of 10.2 percent and a negative impact of 100 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 7.9 percent during the second quarter of 2024 and 8.8 percent for the first six months of 2024, and the positive impact of 50 and 140 basis points, respectively, from our acquisition of Apollo and divestiture of our pathology business in the second quarter of 2023, and our acquisition of the endoluminal vacuum therapy portfolio of Braun in the first quarter of 2024. Organic net sales growth in both periods was primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System and our endoluminal surgery franchise.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Net sales of Urology products of $525 million during the second quarter and $1.038 billion during the first six months of 2024 represented 13 percent of our consolidated net sales in both periods. Urology net sales increased $40 million, or 8.2 percent, during the second quarter and $83 million, or 8.7 percent, during the first six months of 2024, compared to the prior year periods. During the second quarter of 2024, this increase included operational net sales growth of 9.1 percent and a negative impact of 90 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2024, this increase included operational net sales growth of 9.5 percent and a negative impact of 70 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth in both periods was primarily driven by our stone management franchise, led by our Lumenis Pulse™ Holmium Laser Systems with MOSES™ Technology, as well as our core stone and prosthetic urology franchises.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $282 million during the second quarter and $539 million during the first six months of 2024 represented 7 percent of our consolidated net sales in both periods. Neuromodulation net sales increased $38 million, or 15.5 percent during the second quarter and $60 million, or 12.6 percent during the first six months of 2024, compared to the prior year periods. During the second quarter of 2024, this increase included operational net sales growth of 16.2 percent and a negative impact of 70 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2024, this increase included operational net sales growth of 13.1 percent and a negative impact of 50 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 3.7 percent during the second quarter of 2024 and 1.2 percent during the first six months of 2024, and the positive impact of 1,250 and 1,180 basis points, respectively, from our acquisition of Relievant in the fourth quarter of 2023. Organic net sales growth in the second quarter of 2024 was primarily driven by improved performance in our U.S. pain franchise from our radiofrequency ablation portfolio. Organic net sales growth in the first six months of 2024 was primarily driven by improved performance in our U.S. pain franchise from our radiofrequency ablation portfolio and our deep brain stimulation franchise.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $2.047 billion during the second quarter and $3.919 billion for the first six months of 2024 represented 50 percent and 49 percent of our consolidated net sales, respectively. Cardiology net sales increased $343 million, or 20.1 percent, during the second quarter and $609 million, or 18.4 percent, during the first six months of 2024, compared to the prior year periods. During the second quarter of 2024, this increase included operational net sales growth of 22.0 percent and a negative impact of 190 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2024, this increase included operational net sales growth of 20.0 percent and a negative impact of 160 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth in both periods was primarily driven by growth of our electrophysiology business, led by our Farapulse™ Pulsed Field Ablation System, continued market penetration of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN FLX™ LAAC Device and our WATCHMAN FLX™ Pro LAAC Device, as well as our access solutions portfolio and our percutaneous coronary intervention guidance franchises.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $590 million during the second quarter and $1.163 billion for the first six months of 2024 represented 14 percent and 15 percent of our consolidated net sales, respectively. Peripheral Interventions net sales increased $55 million, or 10.2 percent, during the second quarter and $125 million, or 12.0 percent, during the first six months of 2024, compared to the prior year periods. During the second quarter of 2024, this increase included operational net sales growth of 12.3 percent and a negative impact of 210 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2024, this increase included operational net sales growth of 14.1 percent and a negative impact of 210 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 9.4 percent during the second quarter of 2024 and 10.4 percent during the first six months of 2024, and the positive impact of 280 and 370 basis points, respectively, from our majority stake investment in Acotec which we acquired in the first quarter of 2023. Organic net sales growth in both periods was primarily driven by our interventional oncology franchise led by our Therasphere™ Y-90 Radioactive Glass Microspheres and EMBOLD™ Fibered Coil, as well as our drug-eluting portfolio within our vascular franchise led by our Ranger™ Drug Coated Balloon.

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

Our Emerging Markets' net sales represented 16 percent and 17 percent of our consolidated net sales during the second quarter and first six months of 2024, respectively, and 16 percent during the second quarter and first six months of 2023. During the second quarter of 2024, our Emerging Markets net sales grew 14.8 percent on a reported basis, which included operational net sales growth of 19.3 percent and a negative impact of 460 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2024, our Emerging Markets net sales grew 18.5 percent on a reported basis, which included operational net sales growth of 23.5 percent and a negative impact of 500 basis points from foreign currency fluctuations, compared to the prior year period. Operational growth in both periods was driven primarily by growth in China, fueled by the breadth of our portfolio and focus on innovation and strong commercial execution.

Economic Environment

Our business has been impacted by global supply chain disruptions, which have continued to improve in recent quarters, however challenges still exist. We have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and continued inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, monetary policy and changes in tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations, or result in an economic downtown or recession, which could negatively impact our business operations and results. Existing and future potential geopolitical dynamics, including matters related to the Russia/Ukraine war, Israel/Hamas war, as well as tension in the Taiwan strait, may create economic, supply chain, energy, and other challenges, including disruptions to business operations, which impact, and may in the future negatively impact, our business. In particular, international conflicts could create instability, have and may further result in sanctions, tariffs, and other measures that restrict international trade and may negatively affect our business operations and results.

Gross Profit

Our Gross profit was $2.850 billion for the second quarter of 2024, $2.542 billion for the second quarter of 2023, $5.498 billion for the first six months of 2024 and $4.891 billion for the first six months of 2023. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Six Months
Gross profit margin - period ended June 30, 2023	70.6%	70.0%
Sales pricing, volume and mix	(0.3)	0.4
Net impact of foreign currency fluctuations	0.2	0.0
All other, including inventory charges and other period expenses	(1.3)	(1.4)
Gross profit margin - period ended June 30, 2024	69.2%	68.9%

The primary factors contributing to the decrease in our gross profit margin in the second quarter of 2024, as compared to the same period in the prior year, were inventory charges, including related to the POLARx™ cryoablation system given the strong commercial adoption of our Farapulse™ Pulsed Field Ablation System in the U.S., and other period expenses. These impacts were partially offset by favorable foreign currency fluctuations. The decrease in our gross profit margin in the first six months of 2024, as compared to the same period in the prior year, resulted primarily from inventory charges, including related to the POLARx™ cryoablation system given the strong commercial adoption of our Farapulse™ Pulsed Field Ablation System, and other period expenses, partially offset by increased sales of higher margin products.

Operating Expenses

The following table provides a summary of our key operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,446	35.1%	$1,354	37.6%	$2,810	35.2%	$2,570	36.8%
Research and development expenses	383	9.3%	359	10.0%	749	9.4%	695	10.0%

Selling, General and Administrative expenses (SG&A Expenses)

During the second quarter of 2024, SG&A expenses increased $92 million, or 7 percent, compared to the prior year period and were 250 basis points lower as a percentage of net sales. During the first six months of 2024, SG&A expenses increased $241 million, or 9 percent, compared to the prior year period and were 160 basis points lower as a percentage of net sales. The increase in SG&A expenses in both periods was primarily due to higher selling costs driven by higher global net sales and costs to support recent and upcoming product launches, including the Farapulse™ Pulsed Field Ablation System.

Research and Development expenses (R&D Expenses)

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the second quarter of 2024, R&D expenses increased $24 million, or 7 percent, compared to the prior year period and were 70 basis points lower as a percentage of net sales. During the first six months of 2024, R&D expenses increased $53 million, or 8 percent, compared to the prior year period, and were 60 basis points lower as a percentage of net sales. R&D expenses increased in both periods as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

During the second quarter of 2024, Amortization expense increased $3 million, or 2 percent, compared to the prior year period. In the first six months of 2024, Amortization expense increased $14 million, or 3 percent, compared to the prior year period. The increase in Amortization expense during both periods was driven by the addition of amortizable intangible assets associated with our recent acquisitions.

Intangible Asset Impairment Charges

We recorded Intangible asset impairment charges of $276 million in the second quarter and first six months of 2024 and $57 million in the second quarter and first six months of 2023. The impairment charges recorded in 2024 were associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Electrophysiology and Peripheral Interventions business units, respectively. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ Pulsed Field Ablation System and the resulting lower revenue projections and cannibalization of our cryoablation business in major markets like the U.S. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our most recent Annual Report on Form 10-K for additional details and a discussion of key assumptions used in our intangible asset impairment testing and future events that could have a negative impact on the recoverability of our intangible assets.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net charges of $2 million in the second quarter of 2024, $19 million in the second quarter of 2023, $18 million in the first six months of 2024 and $31 million in the first six months of 2023. The net charges recorded in the second quarter and first six months of 2024 related to an increase in expected payments for achievement of revenue-based earn outs as a result of over-performance. In addition, we made payments of $133 million and $73 million associated with prior acquisitions during the first six months of 2024 and 2023, respectively, following the achievement of revenue-based earnouts. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

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

Pursuant to the 2023 Restructuring Plan, we recorded restructuring charges in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations of $1 million and $5 million in the second quarter and first six months of 2024, respectively. The restructuring reserve balance was $29 million as of June 30, 2024. In addition, we recorded restructuring-related charges of $49 million and $92 million in the second quarter and first six months of 2024, respectively, primarily within Cost of products sold and SG&A Expenses. During the second quarter and first six months of 2023, we recorded restructuring charges of $16 million and $36 million, respectively, and restructuring-related charges of $26 million and $50 million, respectively, and the restructuring reserve balance as of December 31, 2023 was $41 million.

Litigation-related Net Charges (Credits)

We did not record any litigation-related net charges (credits) during the second quarter and first six months of 2024 or 2023. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense (in millions)	$(77)	$(70)	$(146)	$(135)
Average borrowing rate	2.8%	2.9%	2.8%	2.8%

Interest expense increased during the second quarter and first six months of 2024 compared to the prior year period primarily due to increased debt from the registered public offering of €2.000 billion in aggregate principal amount of euro-denominated senior notes during the first quarter of 2024. Our average borrowing rate remained relatively flat during the second quarter and first six months of 2024 compared to the prior year period. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information regarding our debt obligations.

Tax Rate

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective tax rate from continuing operations	23.4%	36.6%	20.7%	32.9%

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our effective tax rate.

The primary reasons for the difference between the statutory rate and our reported tax rate in the second quarter and first six months of 2024 relate to certain charges for acquisition expenses, as well as certain benefits for intangible asset impairment charges and integration costs, and discrete benefits primarily related to stock-based compensation. In the second quarter and first six months of 2023, the primary difference between the statutory tax rate and our reported tax rate relates to acquisition-related charges, as well as certain benefits for integration costs, and discrete tax items primarily related to unrecognized tax benefits.

Effective January 1, 2024, many countries where we do business, including the United Kingdom, Japan, South Korea, Canada and many EU member states, adopted a global minimum effective tax rate of 15% based on the Pillar Two framework issued by the Organization for Economic Cooperation and Development (OECD). Other countries where we do business are also actively considering adopting the framework or are in various stages of enacting the framework into their country’s laws. While the Company continues to monitor legislative adoption of the Pillar Two rules by country, as well as for additional guidance from the OECD, there is significant uncertainty that exists regarding the interpretation of the detailed Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Although the current impact of the adoption of a global minimum effective tax on our financial statements is not material, it is possible that the final adoption, implementation, and interpretation of Pillar Two across all jurisdictions where we do business could have a material adverse impact on our financial position, results of operations, and cash flows.

Our operations presently benefit from various tax provisions of the Tax Cuts and Jobs act which are set to expire in 2025. If future legislation is unable to extend or modify these provisions, this could have a material adverse impact on our overall effective tax rate, financial condition, results of operations, and cash flows.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the second quarter and first six months of 2024, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of June 30, 2024, we had $2.913 billion of unrestricted Cash and cash equivalents on hand, including approximately $83 million held by Acotec, a less than wholly owned entity of which we acquired a majority stake investment during the first quarter of 2023. The balance is comprised of $2.153 billion invested in money market funds and time deposits and $793 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into our $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. On May 10, 2024, we entered into a third amendment to the 2021 Revolving Credit Facility credit agreement, which provided for, among other things, an extension of the scheduled maturity date to May 10, 2029, an amendment of the Ratings based pricing grid of the Applicable Margin, each as defined in the credit agreement, and reset the applicable date for purposes of determining the amounts of restructuring charges and restructuring-related expenses that may be excluded from consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the credit agreement, for purposes of our maximum leverage ratio covenant, from December 31, 2022 to March 31, 2024, as further discussed under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility or our commercial paper program as of June 30, 2024, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Six Months Ended June 30,
(in millions)	2024	2023
Cash provided by (used for) operating activities	$977	$848
Cash provided by (used for) investing activities	(556)	(1,324)
Cash provided by (used for) financing activities	1,593	(26)

Operating Activities

During the first six months of 2024, cash provided by (used for) operating activities increased $130 million compared to the prior year period primarily due to comparatively higher sales, operating income and slower inventory buildup due to improved macroeconomic supply chain conditions, offset by higher income tax and employee related payments.

Investing Activities

During the first six months of 2024, cash provided by (used for) investing activities included purchases of property, plant and equipment and internal use software of $334 million as well as payments for investments and acquisitions of certain technologies, net of investment proceeds of $139 million. During the first six months of 2023, cash used for investing activities included cash payments of $1.018 billion, net of cash acquired, for the acquisition of Apollo and a majority stake investment in Acotec, as well as purchases of property, plant and equipment and internal use software of $254 million. For more information on our acquisitions, refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Financing Activities

During the first six months of 2024, cash provided by (used for) financing activities included a registered public offering (the Offering) of €2.000 billion in aggregate principal amount of euro-denominated senior notes (the 2024 Eurobonds). The Offering resulted in cash proceeds of $2.145 billion, net of investor discounts and issuance costs. We used the net proceeds from the Offering of the 2024 Eurobonds to fund the repayment at maturity of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes. Additionally, we plan to use the remaining net proceeds from the Offering to fund a portion of the purchase price of our announced agreement to acquire Axonics, Inc. (Axonics) and to pay related fees and expenses, and for general corporate purposes. If the Axonics acquisition is not consummated by the applicable outside date pursuant to the merger agreement or we choose to not pursue consummation of the acquisition, we will be required to redeem each series of the notes at a special mandatory redemption price equal to 101% of the aggregate principal amount of such series of notes, plus accrued and unpaid interest, if any, to, but excluding, the date on which the notes will be redeemed. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Cash provided by (used for) financing activities in the first six months of 2023 included proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans of $90 million, cash used to net share settle employee equity awards of $52 million and payments of contingent consideration previously established in purchase accounting of $39 million.

Financial Covenant

As of June 30, 2024, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have elected to designate the Axonics acquisition as a Qualified Acquisition under the credit agreement, and upon closing, will increase the maximum permitted leverage ratio at that time. The agreement also provides for an exclusion of any debt incurred to fund a Qualified Acquisition, until the earlier of the acquisition close date or date of abandonment, termination or expiration of the acquisition agreement. As of June 30, 2024, we excluded from our leverage ratio calculation $2.120 billion of debt incurred in connection with the Axonics acquisition. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of June 30, 2024, we had $453 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of June 30, 2024, we had $1.448 billion of the litigation exclusion remaining.

Contractual Obligations and Commitments

On June 18, 2024, we announced our entry into a definitive agreement to acquire 100 percent of Silk Road Medical, Inc. (Silk Road Medical), a publicly traded medical device company that has developed an innovative platform of products to prevent stroke in patients with carotid artery disease through a minimally invasive procedure called transcarotid artery revascularization (TCAR). The purchase price is $27.50 in cash per share, or approximately $1.260 billion. The transaction is expected to be completed in the second half of 2024, subject to customary closing conditions. We plan to fund the acquisition through a mix of cash on hand and commercial paper, if needed. The Silk Road Medical business will be integrated into our Peripheral Interventions division.

On January 8, 2024, we announced our entry into a definitive agreement to acquire 100 percent of Axonics, a publicly traded medical technology company primarily focused on the development and commercialization of devices to treat urinary and bowel dysfunction. The purchase price is $71.00 in cash per share, or approximately $3.670 billion. On April 3, 2024, we and Axonics each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with the FTC's review of the transaction. The issuance of the Second Request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), until 30 days after both we and Axonics have substantially complied with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. We and Axonics are responding to the Second Request and continue to work cooperatively with the FTC in its review. The transaction is expected to be completed in the second half of 2024, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction (or waiver) of other customary closing conditions. We plan to fund the acquisition through a mix of cash on hand and net proceeds from the Offering. The Axonics business will be integrated into our Urology division.

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of June 30, 2024.

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

We received $106 million during the first six months of 2024 and $90 million during the first six months of 2023 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock during the first six months of 2024 or 2023. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of June 30, 2024, we had the full amount remaining available under the authorization.

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

Additional Information

Corporate Responsibility

Our sustainable environmental, social and governance (ESG) practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. Our global ESG vision and strategy is led by our ESG Executive Steering Committee and our vice president of ESG, who provides regular updates to our Board of Directors or committees thereof as appropriate. Our ESG team works closely with subject matter experts and key advisors from across the business to implement our ESG practices and determine how we measure and share progress. The importance of our ESG efforts is reinforced by a company wide scorecard that is part of our annual bonus program. For additional information on our sustainability efforts, as well as our Diversity, Equity and Inclusion initiatives, refer to our most recent Annual Report on Form 10-K. For additional information on our annual bonus plan, refer to our Proxy Statement for the 2024 Annual Meeting of Shareholders.
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

To calculate adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share, we exclude certain charges (credits) from GAAP net income and GAAP net income attributable to Boston Scientific common stockholders, which include amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), investment portfolio net losses (gains) and impairments, restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), EU MDR implementation costs, debt extinguishment net charges, deferred tax expenses (benefits) and certain discrete tax items. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740-270-30, “General Methodology and Use of Estimated Annual Effective Tax Rate.” Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission for an explanation of each of these adjustments and the reasons for excluding each item.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report on Form 10-Q. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: economic conditions, including the impact of foreign currency fluctuations; future U.S. and global political, competitive, reimbursement and regulatory conditions; geopolitical events; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by public health emergencies or extreme weather or other climate change-related events; labor shortages and increases in labor costs; variations in outcomes of ongoing and future clinical trials and market studies; new product introductions and the market acceptance of those products; market competition for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve environmental, social and governance goals and commitments; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, refer to Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required by law. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Regulatory Compliance, Litigation and Data Protection

•The impact of health care policy changes and legislative or regulatory efforts in the U.S., the EU and around the world to modify product approval or reimbursement processes, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency, as well as the impact of other health care reform legislation,

•Risks associated with our regulatory compliance and quality systems and activities in the U.S., the EU and around the world, including meeting regulatory standards applicable to manufacturing and quality processes,

•The effect of global legal, regulatory or market responses to climate change and sustainability matters, including increased compliance burdens and costs to meet regulatory obligations,

•Our ability to minimize or avoid future field actions or FDA warning letters, or similar actions by regulatory agencies around the world, relating to our products and processes and the ongoing inherent risk of potential physician advisories related to our or our competitors' products,

•The impact of increased scrutiny of and heightened global regulatory enforcement facing the medical device industry arising from political and regulatory changes, economic pressures or otherwise, including under U.S. Anti-Kickback Statute, U.S. False Claims Act and similar laws in other jurisdictions, U.S. Foreign Corrupt Practices Act (FCPA) and similar laws in other jurisdictions, and U.S. and foreign export control, trade embargo and customs laws,

•Costs and risks associated with current and future asserted litigation,

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

•Our ability to secure our information technology and operational technology systems that support our business operations and protect our data integrity and products from a cyber-attack, other breach or other malicious actors that may have a material adverse effect on our business, reputation or results of operations including increased risks as an indirect result of the ongoing Russia/Ukraine war and Israel/Hamas war, and

•The potential impact to internal control over financial reporting relating to potential restrictions to access to consigned inventory at customer locations for our inventory count procedures.

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $5.898 billion as of June 30, 2024 and $5.899 billion as of December 31, 2023. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $256 million as of June 30, 2024 compared to $236 million as of December 31, 2023. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $313 million as of June 30, 2024 compared to $288 million as of December 31, 2023. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of June 30, 2024 or December 31, 2023. As of June 30, 2024, $10.633 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of June 30, 2024, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our internal control over financial reporting in 2023. No changes occurred during the first six months of 2024. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

(c)

On May 23, 2024, Joseph M. Fitzgerald, our Executive Vice President and Group President, Cardiology, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Fitzgerald’s plan covers the sale of 553,370 shares of our common stock, including 492,532 shares to be acquired upon exercise of stock options. Transactions under Mr. Fitzgerald’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Fitzgerald’s plan will terminate on the earlier of May 20, 2026, or the date all shares subject to the plan have been sold.

ITEM 6. EXHIBITS (* documents filed or furnished with this report; # compensatory plans or arrangements)

3.1	Amended and Restated By-Laws of Boston Scientific Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 10, 2024, File No. 1-110183).

10.1*
Third Amendment, dated as of May 10, 2024, to the Credit Agreement, dated as of May 10, 2021, by and among Boston Scientific Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

22
Subsidiary Issuer of Guaranteed Securities (incorporated herein by reference to Exhibit 22 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 1, 2024, File No. 1-11083).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 1, 2024.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer