Form 10-Q
period 2024-09-30
BOSTON SCIENTIFIC CORP
filed 2024-11-01
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of October 29, 2024 was 1,473,827,485.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023

Net sales	$4,209	$3,527	$12,186	$10,515
Cost of products sold	1,312	1,101	3,791	3,198
Gross profit	2,897	2,426	8,395	7,317

Operating expenses:
Selling, general and administrative expenses	1,562	1,242	4,372	3,811
Research and development expenses	407	356	1,156	1,051
Royalty expense	5	11	24	35
Amortization expense	205	208	631	620
Intangible asset impairment charges	—	1	276	58
Contingent consideration net expense (benefit)	(23)	12	(4)	43
Restructuring net charges (credits)	8	15	12	51
Litigation-related net charges (credits)	—	(111)	—	(111)
	2,164	1,733	6,467	5,558
Operating income (loss)	733	693	1,928	1,759

Other income (expense):
Interest expense	(79)	(66)	(225)	(200)
Other, net	14	(18)	(7)	(78)
Income (loss) before income taxes	669	610	1,697	1,480
Income tax expense (benefit)	200	105	413	392
Net income (loss)	468	504	1,284	1,088
Preferred stock dividends	—	—	—	(23)
Net income (loss) attributable to noncontrolling interests	(0)	(0)	(4)	(0)
Net income (loss) attributable to Boston Scientific common stockholders	$469	$505	$1,288	$1,065

Net income (loss) per common share — basic	$0.32	$0.34	$0.88	$0.74
Net income (loss) per common share — diluted	$0.32	$0.34	$0.87	$0.73

Weighted-average shares outstanding
Basic	1,472.7	1,464.5	1,470.6	1,448.8
Diluted	1,487.4	1,475.0	1,484.5	1,459.1

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$468	$504	$1,284	$1,088
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(181)	21	(79)	(7)
Net change in derivative financial instruments	(100)	3	(95)	(25)
Net change in defined benefit pensions and other items	(0)	(0)	0	(5)
Other comprehensive income (loss)	(282)	23	(173)	(37)
Comprehensive income (loss)	$187	$528	$1,110	$1,051
Net income (loss) attributable to noncontrolling interests	(0)	—	(4)	—
Other comprehensive income (loss) attributable to noncontrolling interests	10	(16)	4	(16)
Comprehensive income (loss) attributable to noncontrolling interests	10	(16)	0	(16)
Comprehensive income attributable to Boston Scientific common stockholders	$177	$511	$1,110	$1,035

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,502	$865
Trade accounts receivable, net	2,501	2,228
Inventories	2,753	2,484
Prepaid income taxes	332	315
Other current assets	674	621
Total current assets	8,761	6,514
Property, plant and equipment, net	3,072	2,859
Goodwill	15,033	14,387
Other intangible assets, net	5,754	6,003
Deferred tax assets	3,816	3,841
Other long-term assets	1,642	1,531
TOTAL ASSETS	$38,078	$35,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,652	$531
Accounts payable	907	942
Accrued expenses	2,460	2,646
Other current liabilities	891	814
Total current liabilities	5,910	4,933
Long-term debt	9,233	8,571
Deferred income taxes	138	134
Other long-term liabilities	1,841	1,967

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - 0 shares issued as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,736,731,395 shares as of September 30, 2024 and 1,729,000,224 shares as of December 31, 2023	17	17
Treasury stock, at cost - 263,289,848 shares as of September 30, 2024 and December 31, 2023	(2,251)	(2,251)
Additional paid-in capital	20,963	20,647
Retained earnings	2,107	819
Accumulated other comprehensive income (loss), net of tax	(128)	49
Total stockholders’ equity	20,708	19,282
Noncontrolling interests	248	248
Total equity	20,956	19,530
TOTAL LIABILITIES AND EQUITY	$38,078	$35,136

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2024	2023	2024	2023
Preferred stock shares issued
Beginning	—	—	—	10,062,500
Conversion of mandatory convertible preferred stock to common stock	—	—	—	(10,062,500)
Ending	—	—	—	—
Common stock shares issued
Beginning	1,734,329,744	1,725,956,141	1,729,000,224	1,696,633,993
Impact of stock-based compensation plans	2,401,651	2,202,383	7,731,171	7,541,629
Conversion of mandatory convertible preferred stock to common stock	—	—	—	23,982,902
Ending	1,736,731,395	1,728,158,524	1,736,731,395	1,728,158,524

Preferred stock
Beginning	$—	$—	$—	$0
Conversion of mandatory convertible preferred stock to common stock	—	—	—	(0)
Ending	$—	$—	$—	$—
Common stock
Beginning	$17	$17	$17	$17
Impact of stock-based compensation plans	0	0	0	0
Conversion of mandatory convertible preferred stock to common stock	—	—	—	0
Ending	$17	$17	$17	$17
Treasury stock
Beginning	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock	—	—	—	—
Ending	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Additional paid-in capital
Beginning	$20,803	$20,441	$20,647	$20,289
Impact of stock-based compensation plans	160	132	316	285
Ending	$20,963	$20,573	$20,963	$20,573
Retained earnings/(Accumulated deficit)
Beginning	$1,639	$(189)	$819	$(750)
Net income (loss)	468	504	1,284	1,088
Net (income) loss attributable to noncontrolling interests	0	0	4	0
Preferred stock dividends	—	—	—	(23)
Ending	$2,107	$315	$2,107	$315
Accumulated other comprehensive income (loss), net of tax
Beginning	$164	$208	$49	$269
Changes in other comprehensive income (loss)	(292)	23	(178)	(37)
Ending	$(128)	$231	$(128)	$231
Total stockholders' equity	$20,708	$18,886	$20,708	$18,886

Noncontrolling interests
Beginning	$238	$259	$248	$—
Net income (loss) attributable to noncontrolling interests	(0)	(0)	(4)	(0)
Changes in other comprehensive income (loss)	10	(16)	4	(16)
Changes to noncontrolling ownership interest	—	—	—	259
Ending	$248	$243	$248	$243

Total equity	$20,956	$19,129	$20,956	$19,129

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2024	2023
Net income (loss)	$1,284	$1,088
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	921	883
Deferred and prepaid income taxes	10	(74)
Stock-based compensation expense	197	174
Goodwill and other intangible asset impairment charges	276	58
Net loss (gain) on investments and notes receivable	60	48
Contingent consideration net expense (benefit)	(4)	43
Inventory step-up amortization	—	6
Other, net	22	33
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(261)	(164)
Inventories	(274)	(601)
Other assets	(109)	(43)
Accounts payable, accrued expenses and other liabilities	(142)	95
Cash provided by (used for) operating activities	1,979	1,546

Investing activities:
Purchases of property, plant and equipment and internal use software	(513)	(444)
Proceeds from sale of property, plant and equipment	1	4
Payments for acquisitions of businesses, net of cash acquired	(1,222)	(1,018)
Payments for investments and acquisitions of certain technologies, net of investment proceeds	(264)	(89)
Proceeds from royalty rights	16	23
Proceeds from settlements of hedge contracts	—	2
Cash provided by (used for) investing activities	(1,983)	(1,521)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(131)	(39)
Payments for royalty rights	(26)	(50)
Payments for finance leases	(25)	—
Payments on short-term borrowings	(504)	—
Proceeds from short-term borrowings, net of debt issuance costs	22	—
Net increase (decrease) in commercial paper	—	(4)
Proceeds from long-term borrowings, net of debt issuance costs	2,145	—
Cash dividends paid on preferred stock	—	(28)
Cash used to net share settle employee equity awards	(83)	(54)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	202	165
Cash provided by (used for) financing activities	1,600	(10)

Effect of foreign exchange rates on cash	(2)	(8)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,594	7
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,055	1,126
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,649	$1,132

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Nine Months Ended September 30,
(in millions)	2024	2023
Supplemental Information
Stock-based compensation expense	$197	$174
Fair value of contingent consideration recorded in purchase accounting	29	—
Non-cash impact of transferred royalty rights	(16)	(23)

	As of September 30,
Reconciliation to amounts within the unaudited consolidated balance sheets:	2024	2023
Cash and cash equivalents	$2,502	$952
Restricted cash and restricted cash equivalents included in Other current assets	70	123
Restricted cash equivalents included in Other long-term assets	78	58
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,649	$1,132

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

On January 8, 2024, we announced our entry into a definitive agreement to acquire 100 percent of Axonics, Inc. (Axonics), a publicly traded medical technology company primarily focused on the development and commercialization of devices to treat urinary and bowel dysfunction. The purchase price is $71.00 in cash per share, or approximately $3.670 billion for 100% of the fully diluted equity. On April 3, 2024, we and Axonics each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with the FTC's review of the transaction. The issuance of the Second Request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), until 30 days after both we and Axonics have substantially complied with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. We and Axonics have responded to the Second Request and continue to work cooperatively with the FTC in its review. The transaction is expected to be completed in the fourth quarter of 2024, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction (or waiver) of other customary closing conditions. The Axonics business will be integrated into our Urology division.

2024 Acquisitions

On September 17, 2024, we completed our acquisition of 100 percent of the outstanding equity of Silk Road Medical, Inc. (Silk Road Medical), a publicly traded medical device company that has developed an innovative platform of products to prevent stroke in patients with carotid artery disease through a minimally invasive procedure called transcarotid artery revascularization (TCAR). The transaction consisted of an upfront cash payment of $27.50 per share, or approximately $1.126 billion, net of cash acquired. The Silk Road Medical business is being integrated into our Peripheral Interventions division.

Purchase Price Allocation

We accounted for this transaction as a business combination in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (FASB ASC Topic 805). The preliminary purchase price was comprised of the amount presented below:

(in millions)	Silk Road Medical
Payment for acquisition, net of cash acquired	$1,126
$1,126

We recorded the assets acquired and liabilities assumed at their respective fair values as of the closing date of the transaction. The preliminary purchase price allocation was comprised of the components presented below, which represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed, with the excess of the purchase price over the fair value of net assets acquired recorded to goodwill. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period in accordance with FASB ASC Topic 805.

(in millions)	Silk Road Medical
Goodwill	$563
Amortizable intangible assets	507
Other assets acquired	124
Liabilities assumed	(46)
Net deferred tax liabilities	(22)
$1,126

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$447	12	13%
Customer relationships	61	12	13%
	$507

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

Purchase Price Allocation

We accounted for these transactions as business combinations in accordance with FASB ASC Topic 805. The final purchase prices were comprised of the amounts presented below:

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
	$248

Contingent Consideration
Changes in the fair value of our contingent consideration liability during the first nine months of 2024 associated with prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2023	$404
Amount recorded related to current year acquisitions	29
Contingent consideration net expense (benefit)	(4)
Contingent consideration payments and other adjustments	(258)
Balance as of September 30, 2024	$171

The payments made during the first nine months of 2024 primarily related to our acquisition of Farapulse, Inc. (Farapulse) and Relievant Medsystems, Inc. (Relievant) following the achievement of revenue-based earnouts and sales milestones, respectively. The maximum amount we could be required to pay for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of September 30, 2024, the fair value of such uncapped contingent consideration is estimated at $139 million. As of September 30, 2024, the maximum amount that we could be required to pay under our other contingent consideration arrangements (undiscounted) is approximately $220 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2024	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Milestones	$171 million	Discounted Cash Flow	Discount Rate	6%	-	15%	7%
			Probability of Payment	90%	-	100%	98%
			Projected Year of Payment	2025	-	2029	2027
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our revenue-based payments and milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of September 30, 2024.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	September 30, 2024	December 31, 2023
Equity method investments	$256	$219
Measurement alternative investments(1, 2)	276	194
	$532	$413
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

As of September 30, 2024, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $255 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of September 30, 2024		As of December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$13,431	$(8,555)	$13,207	$(8,101)
Patents	480	(381)	480	(387)
Other intangible assets	2,270	(1,584)	2,130	(1,500)
Amortizable intangible assets	$16,181	$(10,521)	$15,817	$(9,988)

Goodwill	$24,933	$(9,900)	$24,287	$(9,900)

IPR&D	$94		$54
Technology-related	—		120
Indefinite-lived intangible assets	$94		$174
The increase in our balance of goodwill and amortizable intangible assets is related primarily to our acquisition of Silk Road Medical in the third quarter of 2024.

The following represents a roll-forward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
As of December 31, 2023	$5,347	$9,041	$14,387
Goodwill acquired	24	609	633
Impact of foreign currency fluctuations and purchase price and other adjustments	(22)	34	12
As of September 30, 2024	$5,349	$9,684	$15,033

Goodwill and Other Intangible Asset Impairments

We did not record any goodwill impairment charges in the first nine months of 2024 or 2023. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.

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

In the second quarter of 2024, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350. The qualitative approach was used for testing certain reporting units where fair value has historically exceeded carrying value by greater than 100 percent, and all other reporting units were tested using the quantitative approach. For the reporting units tested using the qualitative approach, after assessing the totality of events, it was determined that it was not more likely than not that the fair value of the reporting units was less than their carrying value, and it was not deemed necessary to proceed to the quantitative test. For the reporting units tested using the quantitative approach, we determined that the fair value of the reporting units exceeded the carrying value and concluded that goodwill was not impaired or at risk of impairment. There were no impairment indicators in the third quarter of 2024 that necessitated an interim impairment test.
In 2024, we did not record any Intangible asset impairment charges in the third quarter and recorded $276 million in the first nine months. The impairment charges recorded in 2024 were associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Electrophysiology and Peripheral Interventions business units, respectively. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ Pulsed Field Ablation System and the resulting lower revenue projections and cannibalization of our cryoablation business in major markets like the U.S. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024. We calculated the fair value of our Cryterion and Devoro intangible assets as the present value of estimated future cash flows we expect to generate from the assets based on estimates and assumptions about future revenue contributions, cost structures and the remaining useful lives of the assets.
In 2023, we recorded Intangible asset impairment charges of less than $1 million in the third quarter and $58 million in the first nine months. The impairment charges recorded in 2023 were primarily associated with the cancellation of an IPR&D program due to the incremental time and cost to complete the program and bring the technology to market.
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
During the third quarter of 2024, we performed our annual IPR&D impairment test and evaluated our indefinite-lived core technology assets for impairment and concluded the assets were not impaired. We also reclassified our indefinite-lived core technology assets to amortizable intangible assets after determining the intangibles no longer have an indefinite useful life and verified that the classification of IPR&D projects recognized within our unaudited consolidated balance sheets continues to be appropriate.

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

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the euro. As of September 30, 2024 and December 31, 2023, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net within our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of September 30, 2024 or December 31, 2023. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of September 30, 2024 or December 31, 2023. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest-rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		September 30, 2024	December 31, 2023
Forward currency contracts	Cash flow hedge	$2,763	$2,284
Forward currency contracts	Net investment hedge	645	333
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	3,072	3,282
Total Notional Outstanding		$7,477	$6,896
(1) Foreign currency-denominated debt is the €900 million debt principal associated with our 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of September 30, 2024 is within 36 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2024
Forward currency contracts
Cash flow hedges	$(86)	$19	$(66)	Cost of products sold	$1,312	$(44)	$10	$(34)
Net investment hedges(2)	(35)	8	(27)	Interest expense	79	(4)	1	(3)
Foreign currency-denominated debt
Net investment hedges(3)	(44)	10	(34)	Other, net	(14)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	79	0	(0)	0

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2023
Forward currency contracts
Cash flow hedges	$54	$(12)	$42	Cost of products sold	$1,101	$(51)	$11	$(39)
Net investment hedges(2)	12	(3)	9	Interest expense	66	(2)	1	(2)
Foreign currency-denominated debt
Net investment hedges(3)	26	(6)	20	Other, net	18	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	66	1	(0)	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Nine Months Ended September 30, 2024
Forward currency contracts
Cash flow hedges	$22	$(5)	$17	Cost of products sold	$3,791	$(146)	$33	$(113)
Net investment hedges(2)	12	(3)	9	Interest expense	225	(12)	3	(10)
Foreign currency-denominated debt
Net investment hedges(3)	(12)	3	(10)	Other, net	7	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	225	1	(0)	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Nine Months Ended September 30, 2023
Forward currency contracts
Cash flow hedges	$141	$(32)	$109	Cost of products sold	$3,198	$(176)	$40	$(136)
Net investment hedges(2)	40	(9)	31	Interest expense	200	(7)	2	(6)
Foreign currency-denominated debt
Net investment hedges(3)	8	(2)	6	Other, net	78	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	200	2	(0)	2
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

As of September 30, 2024, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$72
Forward currency contracts	Net investment hedge	Interest expense	6
Interest rate derivative contracts	Cash flow hedge	Interest expense	(1)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2024	2023	2024	2023
Net gain (loss) on currency hedge contracts	Other, net	$(48)	$10	$(4)	$13
Net gain (loss) on currency transaction exposures	Other, net	44	(16)	(7)	(42)
Net currency exchange gain (loss)		$(4)	$(6)	$(11)	$(30)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		September 30, 2024	December 31, 2023
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$146	$140
Forward currency contracts	Other long-term assets	20	107
		166	246
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	22	20
Total Derivative and Nonderivative Assets		$188	$266

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$36	$15
Forward currency contracts	Other long-term liabilities	13	9
Foreign currency-denominated debt(2)	Long-term debt	1,002	988
		1,052	1,012
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	36	38
Total Derivative and Nonderivative Liabilities		$1,087	$1,050
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	September 30, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$1,733	$—	$—	$1,733	$454	$—	$—	$454
Publicly-held equity securities	19	—	—	19	18	—	—	18
Hedging instruments	—	188	—	188	—	266	—	266
Licensing arrangements	—	—	37	37	—	—	77	77
	$1,752	$188	$37	$1,977	$472	$266	$77	$816
Liabilities
Hedging instruments	$—	$1,087	$—	$1,087	$—	$1,050	$—	$1,050
Contingent consideration liability	—	—	171	171	—	—	404	404
Licensing arrangements	—	—	41	41	—	—	90	90
	$—	$1,087	$212	$1,300	$—	$1,050	$494	$1,545

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents or Other current assets within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $1.733 billion invested in money market funds and time deposits as of September 30, 2024 and $454 million as of December 31, 2023, we held $803 million in interest-bearing and non-interest-bearing bank accounts as of September 30, 2024 and $411 million as of December 31, 2023.

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

The recurring Level 3 fair value measurements of our licensing arrangements recognized within our accompanying unaudited consolidated balance sheet as of September 30, 2024 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of September 30, 2024	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$37 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2024	-	2025	2025
Financial Liability	$41 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2024	-	2026	2025
(1) Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2023	$77
Proceeds from royalty rights	(31)
Fair value adjustment (expense) benefit	(9)
Balance as of September 30, 2024	$37

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2023	$90
Payments for royalty rights	(41)
Fair value adjustment expense (benefit)	(8)
Balance as of September 30, 2024	$41

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

The fair value of our outstanding debt obligations, excluding finance leases, was $10.734 billion as of September 30, 2024 and $8.735 billion as of December 31, 2023. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $10.885 billion as of September 30, 2024 and $9.102 billion as of December 31, 2023, with current obligations of $1.652 billion as of September 30, 2024 and $531 million as of December 31, 2023. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			September 30, 2024	December 31, 2023
March 2025 Senior Notes(3)	March 2022	March 2025	—	1,105	0.750%
June 2025 Senior Notes	May 2020	June 2025	—	500	1.900%
March 2026 Senior Notes	February 2019	March 2026	255	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	1,007	995	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	839	829	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
March 2029 Senior Notes(3)	February 2024	March 2029	839	—	3.375%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	839	829	1.625%
March 2032 Senior Notes(3)	February 2024	March 2032	1,399	—	3.500%
March 2034 Senior Notes(3)	March 2022	March 2034	560	553	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.500%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2024 - 2049	(75)	(65)
Finance Lease Obligation		Various	4	5
Long-term debt			$9,233	$8,571
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
(3) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of September 30, 2024 and December 31, 2023, respectively.

Revolving Credit Facility

On May 10, 2021, we entered into a $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. On May 10, 2024, we entered into a third amendment to the 2021 Revolving Credit Facility credit agreement, which provided for, among other things, an extension of the scheduled maturity date to May 10, 2029, an amendment of the Ratings based pricing grid of the Applicable Margin, each as defined in the credit agreement, and reset the applicable date for purposes of determining the amounts of restructuring charges and restructuring-related expenses that may be excluded from consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the credit agreement, for purposes of our maximum leverage ratio covenant, from December 31, 2022 to March 31, 2024, as further discussed under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no amounts outstanding under the 2021 Revolving Credit Facility as of September 30, 2024 or December 31, 2023.

Financial Covenant

As of September 30, 2024, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement	Actual
	as of September 30, 2024	as of September 30, 2024
Maximum permitted leverage ratio(1)	3.75 times	1.95 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the 2021 Revolving Credit Facility credit agreement, as amended.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have elected to designate the Axonics acquisition as a Qualified Acquisition under the credit agreement, and upon closing, will increase the maximum permitted leverage ratio at that time. The agreement also provides for an exclusion of any debt incurred to fund a Qualified Acquisition, until the earlier of the acquisition close date or date of abandonment, termination or expiration of the acquisition agreement. As of September 30, 2024, we excluded from our leverage ratio calculation $2.218 billion of debt incurred in connection with the Axonics acquisition.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of September 30, 2024, we had $401 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of September 30, 2024, we had $1.442 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. We did not have any commercial paper outstanding as of September 30, 2024 or December 31, 2023.

Senior Notes

We had senior notes outstanding of $10.924 billion as of September 30, 2024 and $9.136 billion as of December 31, 2023. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

In February 2024, American Medical Systems Europe B.V. (AMS Europe), an indirect, wholly owned subsidiary of Boston Scientific, completed a registered public offering of €2.000 billion in aggregate principal amount of euro-denominated senior notes comprised of €750 million of 3.375% Senior Notes due 2029 and €1.250 billion of 3.500% Senior Notes due 2032 (collectively, the 2024 Eurobonds). Boston Scientific has fully and unconditionally guaranteed all of AMS Europe's obligations under the 2024 Eurobonds, in addition to all of AMS Europe's obligations under the euro-denominated senior notes that were previously issued by AMS Europe in 2022, and no other subsidiary of Boston Scientific will guarantee these obligations. AMS Europe is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of Regulation S-X. The financial condition, results of operations and cash flows of AMS Europe are consolidated in the financial statements of Boston Scientific. The offering resulted in cash proceeds of $2.145 billion, net of investor discounts and issuance costs.

We used the net proceeds from the offering of the 2024 Eurobonds to fund the repayment at maturity of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes. Additionally, we plan to use the remaining net proceeds from the offering to fund a portion of the purchase price of the Axonics acquisition and to pay related fees and expenses, and for general corporate purposes. The transaction is expected to be completed in the fourth quarter of 2024, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction (or waiver) of other customary closing conditions. If (i) the Axonics acquisition is not consummated on or before the later of (x) January 8, 2025 (as such date may be extended in accordance with the merger agreement to no later than January 8, 2026) and (y) the date that is five business days after any later date to which we and Axonics may agree to extend the "Outside Date" in the merger agreement or (ii) AMS Europe notifies the trustee that we will not pursue consummation of the Axonics Acquisition, AMS Europe will be required to redeem each series of the notes at a special mandatory redemption price equal to 101% of the aggregate principal amount of such series of notes, plus accrued and unpaid interest, if any, to, but excluding, the date on which the notes will be redeemed. Refer to Note B – Acquisitions and Strategic Investments for more information on the Axonics acquisition.

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

Factoring Arrangements	As of September 30, 2024		As of December 31, 2023
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$211	5.5%	$206	5.1%
Yen denominated	199	0.9%	214	0.6%
Renminbi denominated	27	2.2%	14	2.9%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $216 million as of September 30, 2024 and $174 million as of December 31, 2023, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2024 and December 31, 2023 we had not recognized a related liability for our outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our unaudited consolidated balance sheets and were $137 million as of September 30, 2024 and $152 million as of December 31, 2023.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	September 30, 2024	December 31, 2023
Trade accounts receivable	$2,610	$2,338
Allowance for credit losses	(109)	(110)
	$2,501	$2,228

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$105	$127	$110	$109
Credit loss expense	10	10	30	44
Write-offs	(6)	(11)	(32)	(27)
Ending balance	$109	$126	$109	$126

Inventories

	As of
(in millions)	September 30, 2024	December 31, 2023
Finished goods	$1,687	$1,537
Work-in-process	206	174
Raw materials	860	773
	$2,753	$2,484
Other current assets

	As of
(in millions)	September 30, 2024	December 31, 2023
Restricted cash and restricted cash equivalents	$70	$130
Derivative assets	168	159
Licensing arrangements	33	47
Other	403	285
	$674	$621

Property, plant and equipment, net

	As of
(in millions)	September 30, 2024	December 31, 2023
Land	$143	$140
Buildings and improvements	1,912	1,843
Equipment, furniture and fixtures	3,673	3,503
Capital in progress	966	857
	6,694	6,343
Less: accumulated depreciation	3,622	3,484
	$3,072	$2,859

Depreciation expense was $102 million for the third quarter of 2024, $93 million for the third quarter of 2023, $290 million for the first nine months of 2024 and $263 million for the first nine months of 2023.

Other long-term assets

	As of
(in millions)	September 30, 2024	December 31, 2023
Restricted cash equivalents	$78	$60
Operating lease right-of-use assets	426	439
Derivative assets	20	107
Investments	532	413
Licensing arrangements	4	30
Indemnification asset	183	176
Other	400	306
	$1,642	$1,531
Accrued expenses

	As of
(in millions)	September 30, 2024	December 31, 2023
Legal reserves	$126	$206
Payroll and related liabilities	1,111	1,051
Rebates	460	389
Contingent consideration	62	304
Other	701	696
	$2,460	$2,646

Other current liabilities

	As of
(in millions)	September 30, 2024	December 31, 2023
Deferred revenue	$290	$266
Licensing arrangements	33	49
Taxes payable	286	220
Other	282	278
	$891	$814

Other long-term liabilities

	As of
(in millions)	September 30, 2024	December 31, 2023
Accrued income taxes	$364	$470
Legal reserves	124	172
Contingent consideration	109	100
Licensing arrangements	8	41
Operating lease liabilities	373	390
Deferred revenue	328	311
Other	535	484
	$1,841	$1,967

NOTE G – INCOME TAXES

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reported tax rate	30.0%	17.3%	24.4%	26.5%
Impact of certain receipts/charges(1)	(12.3)%	(0.2)%	(6.0)%	(7.3)%
Rate from continuing operations	17.7%	17.1%	18.3%	19.2%
(1)These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the third quarter of 2024, the primary difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges. In the first nine months of 2024, the primary difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, benefits for intangible asset impairment charges, and discrete tax benefits primarily related to stock-based compensation.

In the third quarter of 2023, the primary difference between the rate from continuing operations and our reported tax rate relates to litigation-related charges. In the first nine months of 2023, the primary difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, litigation-related charges and discrete tax benefits related to unrecognized tax benefits and stock-based compensation.

As of September 30, 2024, we had $493 million of gross unrecognized tax benefits, of which a net $417 million, if recognized, would affect our effective tax rate. As of December 31, 2023, we had $467 million of gross unrecognized tax benefits, of which a net $395 million, if recognized, would affect our effective tax rate. The change in gross unrecognized tax benefit is primarily related to current year accruals for reserves and audits.

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

In accordance with FASB ASC Topic 450, Contingencies, we accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Our accrual for legal matters that are probable and estimable was $250 million as of September 30, 2024 and $377 million as of December 31, 2023 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of this accrual is already funded through our qualified settlement fund, which is included in restricted cash and restricted cash equivalents in Other current assets of $70 million as of September 30, 2024 and $130 million as of December 31, 2023. Refer to Note F – Supplemental Balance Sheet Information for additional information.

We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. We did not record any litigation-related net charges (credits) during the third quarter and first nine months of 2024, and recorded litigation-related net credits of $111 million during the third quarter and first nine months of 2023 related to the settlement of offensive patent litigation. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses within our accompanying unaudited consolidated statements of operations.

We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our financial covenant required by our credit arrangements.

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

Patent Litigation

On November 20, 2017, The Board of Regents, University of Texas System and TissueGen. Inc. (collectively, UT), served a lawsuit against us in the Western District of Texas. The complaint against the Company alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. UT primarily seeks a reasonable royalty. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the UT’s Petition for Certiorari. UT proceeded with its case against the Company in Delaware. In January 2023, a jury trial was held on the issue of whether the one UT patent still asserted in the case was valid and whether it was infringed by the Company. On January 31, 2023, a jury concluded that UT’s patent was valid and willfully infringed by the Company, and awarded UT $42 million in damages. Following the trial, UT filed a motion seeking prejudgment interest and enhanced damages. The Company filed a motion seeking judgment as a matter of law in its favor or alternatively a new trial. On June 5, 2024, the Court granted the Company’s motion for judgment as a matter of law of no willful infringement, but otherwise denied the Company’s motions. The Court also denied UT’s motion for enhanced damages, awarded approximately $7 million in pre-judgment interest, and awarded post-judgment interest. On July 3, 2024, UT and the Company each filed a notice of appeal.

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
NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Weighted average shares outstanding — basic	1,472.7	1,464.5	1,470.6	1,448.8
Net effect of common stock equivalents	14.8	10.5	13.9	10.2
Weighted average shares outstanding - diluted	1,487.4	1,475.0	1,484.5	1,459.1

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Stock options outstanding(1)	—	0	—	0
MCPS(2)	—	—	—	13
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

For the third quarter and first nine months of 2023, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income (loss) was reduced by cumulative Preferred stock dividends, as presented within our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

We issued approximately two million shares of our common stock in the third quarter of 2024, approximately eight million shares in the first nine months of 2024, approximately two million shares in the third quarter of 2023 and approximately 32 million shares in the first nine months of 2023. Shares were issued following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan and, specific to the first nine months of 2023, following the automatic conversion of the MCPS. We did not repurchase any shares of our common stock in the first nine months of 2024 or 2023. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of September 30, 2024, we had the full amount remaining available under the authorization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2024	2023	2024	2023
MedSurg	$1,470	$1,332	$4,352	$3,943
Cardiovascular	2,709	2,167	7,767	6,442
Total net sales of reportable segments	4,179	3,498	12,118	10,385
Impact of foreign currency fluctuations	30	28	68	130
	$4,209	$3,527	$12,186	$10,515

Income (loss) before income taxes
MedSurg	$509	$455	$1,494	$1,322
Cardiovascular	842	579	2,256	1,714
Total operating income of reportable segments	1,350	1,034	3,750	3,036
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments	(203)	(115)	(472)	(288)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs	(209)	(19)	(719)	(370)
Amortization expense	(205)	(208)	(631)	(620)
Operating income (loss)	733	693	1,928	1,759
Other income (expense), net	(65)	(83)	(231)	(279)
Income (loss) before income taxes	$669	$610	$1,697	$1,480

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income margin of reportable segments	2024	2023	2024	2023
MedSurg	34.6%	34.2%	34.3%	33.5%
Cardiovascular	31.1%	26.7%	29.0%	26.6%

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

	Three Months Ended September 30,
	2024			2023
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$417	$261	$678	$382	$247	$629
Urology	379	153	532	341	142	483
Neuromodulation	211	57	268	175	55	229
MedSurg	1,007	472	1,479	898	443	1,341
Interventional Cardiology Therapies	212	449	661	182	401	583
Watchman	342	38	380	291	31	323
Cardiac Rhythm Management	349	213	561	355	197	552
Electrophysiology	366	160	527	89	101	190
Cardiology	1,269	859	2,129	918	730	1,647
Peripheral Interventions	316	285	602	283	255	538
Cardiovascular	1,586	1,145	2,731	1,201	984	2,185
Total Net Sales	$2,593	$1,616	$4,209	$2,099	$1,427	$3,527

	Nine Months Ended September 30,
	2024			2023
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$1,227	$769	$1,996	$1,118	$719	$1,836
Urology	1,098	473	1,570	1,007	430	1,437
Neuromodulation	616	191	807	530	177	708
MedSurg	2,941	1,433	4,373	2,655	1,326	3,981
Interventional Cardiology Therapies	608	1,370	1,977	554	1,248	1,803
Watchman	996	107	1,103	843	87	930
Cardiac Rhythm Management	1,054	658	1,713	1,057	609	1,665
Electrophysiology	795	460	1,255	259	300	560
Cardiology	3,452	2,595	6,048	2,714	2,244	4,958
Peripheral Interventions	924	841	1,765	844	733	1,577
Cardiovascular	4,377	3,436	7,813	3,557	2,977	6,534
Total Net Sales	$7,317	$4,869	$12,186	$6,212	$4,303	$10,515

Refer to Note K - Segment Reporting for information on our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Regions	2024	2023	2024	2023
U.S.	$2,593	$2,099	$7,317	$6,212
Europe, Middle East and Africa	773	671	2,398	2,107
Asia-Pacific	684	611	2,002	1,784
Latin America and Canada	159	146	469	412
Total Net Sales	$4,209	$3,527	$12,186	$10,515

Emerging Markets(1)	$684	$594	$2,012	$1,715
(1) Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2023, modified our list to include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $618 million as of September 30, 2024 and $577 million as of December 31, 2023. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $57 million in the third quarter and $177 million in the first nine months of 2024 that was included in the above contract liability balance as of December 31, 2023. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2024	$13	$159	$(8)	$164
Other comprehensive income (loss) before reclassifications	(188)	(66)	—	(255)
(Income) loss amounts reclassified from accumulated other comprehensive income	(3)	(34)	(0)	(37)
Total other comprehensive income (loss)	(191)	(100)	(0)	(292)
Balance as of September 30, 2024	$(179)	$59	$(8)	$(128)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2023	$(28)	$241	$(4)	$208
Other comprehensive income (loss) before reclassifications	23	42	—	64
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(39)	(0)	(41)
Total other comprehensive income (loss)	21	3	(0)	23
Balance as of September 30, 2023	$(8)	$243	$(4)	$231

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2023	$(96)	$154	$(8)	$49
Other comprehensive income (loss) before reclassifications	(73)	17	0	(56)
(Income) loss amounts reclassified from accumulated other comprehensive income	(10)	(112)	$(0)	(122)
Total other comprehensive income (loss)	(83)	(95)	0	(178)
Balance as of September 30, 2024	$(179)	$59	$(8)	$(128)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2022	$(1)	$269	$1	$269
Other comprehensive income (loss) before reclassifications	(1)	109	(5)	103
(Income) loss amounts reclassified from accumulated other comprehensive income	(6)	(134)	(1)	(141)
Total other comprehensive income (loss)	(7)	(25)	(5)	(37)
Balance as of September 30, 2023	$(8)	$243	$(4)	$231

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustment and our cash flow hedges recorded in Net change in derivative financial instruments.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first nine months of 2024, we implemented the following standard on a prospective basis, which did not have a material impact on our unaudited consolidated financial statements:

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

Financial Summary

Three Months Ended September 30, 2024

Our net sales for the third quarter of 2024 were $4.209 billion, compared to $3.527 billion for the third quarter of 2023. This increase of $683 million, or 19.4 percent, included operational1 net sales growth of 19.5 percent and the negative impact of 10 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 18.2 percent and the positive impact of 130 basis points from the acquisitions of Relievant Medsystems, Inc. (Relievant), the endoluminal vacuum therapy portfolio of B. Braun Medical Inc. (Braun) and Silk Road Medical, Inc. (Silk Road Medical) during the fourth quarter of 2023, and first and third quarters of 2024, respectively, for which there is less than a full period of comparable net sales. The increase in our net sales was primarily driven by strong commercial execution across our businesses, led by the rapid adoption of our Farapulse™ Pulsed Field Ablation System following U.S. launch in early 2024. Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders for the third quarter of 2024 was $469 million, or $0.32 per diluted share. Our reported results for the third quarter of 2024 included certain charges and/or credits totaling $469 million (after-tax), or $0.32 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 was $937 million, or $0.63 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended September 30, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$669	$200	$468	$(0)	$469	$0.32
Non-GAAP adjustments:
Amortization expense	205	28	177	2	175	0.12
Acquisition/divestiture-related net charges (credits)	144	(56)	200	—	200	0.13
Restructuring and restructuring-related net charges (credits)	52	7	45	—	45	0.03
Investment portfolio net losses (gains) and impairments	(1)	0	(1)	—	(1)	(0.00)
European Union (EU) Medical device regulation (MDR) implementation costs	13	2	12	—	12	0.01
Deferred tax expenses (benefits)	—	(38)	38	—	38	0.03
Adjusted	$1,082	$143	$939	$2	$937	$0.63

	Three Months Ended September 30, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$610	$105	$504	$(0)	$505	$0.34
Non-GAAP adjustments:
Amortization expense	208	28	179	2	177	0.12
Goodwill and other intangible asset impairment charges	1	0	0	—	0	0.00
Acquisition/divestiture-related net charges (credits)	66	10	56	—	56	0.04
Restructuring and restructuring-related net charges (credits)	47	6	41	—	41	0.03
Litigation-related net charges (credits)	(111)	(25)	(86)		(86)	(0.06)
Investment portfolio net losses (gains) and impairments	2	(0)	2	—	2	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	17	2	14	—	14	0.01
Deferred tax expenses (benefits)	—	(23)	23	—	23	0.02
Discrete tax items	—	(0)	0	—	0	0.00
Adjusted	$838	$104	$734	$2	$732	$0.50

Nine Months Ended September 30, 2024

Our net sales for the first nine months of 2024 were $12.186 billion, compared to $10.515 billion for the first nine months of 2023. This increase of $1.671 billion, or 15.9 percent, included operational1 net sales growth of 16.9 percent and the negative impact of 100 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 15.4 percent and the positive impact of 150 basis points from our majority stake investment in Acotec Scientific Holdings Limited (Acotec) and the acquisitions of Apollo Endosurgery, Inc. (Apollo), Relievant, the endoluminal vacuum therapy portfolio of Braun and Silk Road Medical during the first, second and fourth quarters of 2023 and the first and third quarters of 2024, respectively, for which there is less than a full period of comparable sales. The increase in our net sales was primarily driven by strong commercial execution across our businesses, led by the rapid adoption of our Farapulse™ Pulsed Field Ablation System following U.S. launch in early 2024. Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders for the first nine months of 2024 was $1.288 billion, or $0.87 per diluted share. Our reported results for the first nine months of 2024 included certain charges and/or credits totaling $1.395 billion (after-tax), or $0.94 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 for the first nine months of 2024 was $2.683 billion, or $1.81 per diluted share.

Our reported net income attributable to Boston Scientific common stockholders for the first nine months of 2023 was $1.065 billion, or $0.73 per diluted share. Our reported results for the first nine months of 2023 included certain charges and/or credits totaling $1.116 billion (after-tax), or $0.76 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 for the first nine months of 2023 was $2.181 billion, or $1.50 per diluted share.

1Operational net sales growth excludes the impact of foreign currency fluctuations.
2Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to acquisitions and divestitures for which there are less than a full period of comparable net sales.
3Adjusted measures, including operational and organic net sales growth and adjusted net income attributable to Boston Scientific common stockholders, exclude certain items required by GAAP, are not prepared in accordance with GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Nine Months Ended September 30, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$1,697	$413	$1,284	$—	$(4)	$1,288	$0.87
Non-GAAP adjustments:
Amortization expense	631	86	545	—	7	539	0.36
Goodwill and other intangible asset impairment charges	276	33	243	—	—	243	0.16
Acquisition/divestiture-related net charges (credits)	256	(59)	315	—	—	315	0.21
Restructuring and restructuring-related net charges (credits)	149	20	129	—	—	129	0.09
Investment portfolio net losses (gains) and impairments	17	(0)	17	—	—	17	0.01
European Union (EU) Medical device regulation (MDR) implementation costs	39	5	34	—	—	34	0.02
Deferred tax expenses (benefits)	—	(120)	120	—	—	120	0.08
Adjusted	$3,065	$380	$2,685	$—	$2	$2,683	$1.81

	Nine Months Ended September 30, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(4)
Reported	$1,480	$392	$1,088	$(23)	$(0)	$1,065	$0.73
Non-GAAP adjustments:
Amortization expense	620	84	536	—	2	534	0.37
Goodwill and other intangible asset impairment charges	58	4	54	—	—	54	0.04
Acquisition/divestiture-related net charges (credits)	244	(54)	298	—	—	298	0.20
Restructuring and restructuring-related net charges (credits)	133	21	112	—	—	112	0.08
Litigation-related net charges (credits)	(111)	(25)	(86)	—	—	(86)	(0.06)
Investment portfolio net losses (gains) and impairments	21	(2)	22	—	—	22	0.02
European Union (EU) Medical device regulation (MDR) implementation costs	53	7	45	—	—	45	0.03
Deferred tax expenses (benefits)	—	(111)	111	—	—	111	0.08
Discrete tax items	—	(26)	26	—	—	26	0.02
Adjusted	$2,497	$290	$2,206	$(23)	$2	$2,181	$1.50

(4) For the nine months ended September 30, 2023, the effect of assuming the conversion of our 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) into shares of common stock was anti-dilutive, and therefore excluded from the calculation of Net income (loss) per common share - diluted EPS. Accordingly, GAAP Net income (loss) and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented within our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business. For additional information on our businesses and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended September 30,
(in millions)	2024	2023	Increase/(Decrease)
Endoscopy	$678	$629	7.8%
Urology	532	483	10.3%
Neuromodulation	268	229	17.0%
MedSurg	1,479	1,341	10.3%
Cardiology	2,129	1,647	29.2%
Peripheral Interventions	602	538	11.8%
Cardiovascular	2,731	2,185	25.0%
Net Sales	$4,209	$3,527	19.4%

	Nine Months Ended September 30,
(in millions)	2024	2023	Increase/(Decrease)
Endoscopy	$1,996	$1,836	8.7%
Urology	1,570	1,437	9.3%
Neuromodulation	807	708	14.0%
MedSurg	4,373	3,981	9.9%
Cardiology	6,048	4,958	22.0%
Peripheral Interventions	1,765	1,577	11.9%
Cardiovascular	7,813	6,534	19.6%
Net Sales	$12,186	$10,515	15.9%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Net sales of Endoscopy products of $678 million during the third quarter and $1.996 billion during the first nine months of 2024 represented 16 percent of our consolidated net sales in both periods. Endoscopy net sales increased $49 million, or 7.8 percent, during the third quarter and $160 million, or 8.7 percent, during the first nine months of 2024, compared to the prior year periods. During the third quarter of 2024, this increase included operational net sales growth of 7.9 percent and a negative impact of 10 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2024, this increase included operational net sales growth of 9.4 percent and a negative impact of 70 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth during the third quarter of 2024 included organic net sales growth of 7.4 percent and the positive impact of 50 basis points from our acquisition of the endoluminal vacuum therapy portfolio of Braun in the first quarter of 2024. Operational net sales in the first nine months of 2024 included organic net sales growth of 8.3 percent and the net positive impact of 110 basis points from our acquisition of Apollo and divestiture of our pathology business in the second quarter of 2023, and our acquisition of the endoluminal vacuum therapy portfolio of Braun in the first quarter of 2024.

Organic net sales growth in both periods was primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System, our single-use imaging franchise led by our EXALT™ Model D Single-Use Duodenoscope and our endoluminal surgery franchise.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Net sales of Urology products of $532 million during the third quarter and $1.570 billion during the first nine months of 2024 represented 13 percent of our consolidated net sales in both periods. Urology net sales increased $50 million, or 10.3 percent, during the third quarter and $133 million, or 9.3 percent, during the first nine months of 2024, compared to the prior year periods. During the third quarter of 2024, this increase included operational net sales growth of 10.4 percent and a negative impact of 10 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2024, this increase included operational net sales growth of 9.8 percent and a negative impact of 50 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth in the third quarter of 2024 was primarily driven by our prostate health and stone management franchises. Operational net sales growth in the first nine months of 2024 was primarily driven by our stone management and prosthetic urology franchises.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $268 million during the third quarter and $807 million during the first nine months of 2024 represented 6 percent and 7 percent of our consolidated net sales, respectively. Neuromodulation net sales increased $39 million, or 17.0 percent during the third quarter and $99 million, or 14.0 percent during the first nine months of 2024, compared to the prior year periods. During the third quarter of 2024, this increase included operational net sales growth of 17.1 percent and a negative impact of 10 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2024, this increase included operational net sales growth of 14.4 percent and a negative impact of 40 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 2.7 percent during the third quarter of 2024 and 1.7 percent during the first nine months of 2024, and the positive impact of 1,440 and 1,270 basis points, respectively, from our acquisition of Relievant in the fourth quarter of 2023. Organic net sales growth in both periods was primarily driven by our deep brain stimulation franchise and our radiofrequency ablation portfolio.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $2.129 billion during the third quarter and $6.048 billion for the first nine months of 2024 represented 51 percent and 50 percent of our consolidated net sales, respectively. Cardiology net sales increased $482 million, or 29.2 percent, during the third quarter and $1.090 billion, or 22.0 percent, during the first nine months of 2024, compared to the prior year periods. During the third quarter of 2024, this increase included operational net sales growth of 29.3 percent and a negative impact of 10 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2024, this increase included operational net sales growth of 23.1 percent and a negative impact of 110 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth in both periods was primarily driven by growth of our electrophysiology business, led by our Farapulse™ Pulsed Field Ablation System and our access solutions portfolio, continued market penetration of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN FLX™ LAAC Device and our WATCHMAN FLX™ Pro LAAC Device, as well as our percutaneous coronary intervention guidance franchise.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $602 million during the third quarter and $1.765 billion for the first nine months of 2024 represented 14 percent our consolidated net sales in both periods. Peripheral Interventions net sales increased $64 million, or 11.8 percent, during the third quarter and $188 million, or 11.9 percent, during the first nine months of 2024, compared to the prior year periods. During the third quarter of 2024, this increase included operational net sales growth of 12.0 percent and a negative impact of 10 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2024, this increase included operational net sales growth of 13.4 percent and a negative impact of 140 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth during the third quarter of 2024 included organic net sales growth of 10.3 percent and the positive impact of 170 basis points from our acquisition of Silk Road Medical in the third quarter of 2024. Operational net sales growth during the first nine months of 2024 included organic net sales growth of 10.3 percent and the positive impact of 300 basis points from our majority stake investment in Acotec and the acquisition of Silk Road Medical during the first quarter of 2023 and third quarter of 2024, respectively. Organic net sales growth in both periods was primarily driven by our interventional oncology franchise led by our Therasphere™ Y-90 Radioactive Glass Microspheres and EMBOLD™ Fibered Coil, as well as our drug-eluting portfolio within our vascular franchise led by our Ranger™ Drug Coated Balloon.

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

Our Emerging Markets' net sales represented 16 percent and 17 percent of our consolidated net sales during the third quarter and first nine months of 2024, respectively, and 17 percent and 16 percent during the third quarter and first nine months of 2023, respectively. During the third quarter of 2024, our Emerging Markets net sales grew 15.2 percent on a reported basis, which included operational net sales growth of 16.8 percent and a negative impact of 150 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2024, our Emerging Markets net sales grew 17.3 percent on a reported basis, which included operational net sales growth of 21.2 percent and a negative impact of 380 basis points from foreign currency fluctuations, compared to the prior year period. Operational growth in both periods was driven primarily by growth in China, fueled by the breadth of our portfolio and focus on innovation and strong commercial execution.

Economic Environment

Our business has been impacted by global supply chain disruptions, which have continued to improve in recent quarters, however challenges still exist. We have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and continued inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, monetary policy and changes in tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations, or result in an economic downtown or recession, which could negatively impact our business operations and results. Existing and future potential geopolitical dynamics, including matters related to the Russia/Ukraine war, Israel/Hamas war and broader conflicts in the region, as well as tension in the Taiwan strait, may create economic, supply chain, energy, and other challenges, including disruptions to business operations, which impact, and may in the future negatively impact, our business. In particular, international conflicts could create instability, have and may further result in sanctions, tariffs, and other measures that restrict international trade and may negatively affect our business operations and results.

Gross Profit

Our Gross profit was $2.897 billion for the third quarter of 2024, $2.426 billion for the third quarter of 2023, $8.395 billion for the first nine months of 2024 and $7.317 billion for the first nine months of 2023. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Nine Months
Gross profit margin - period ended September 30, 2023	68.8%	69.6%
Sales pricing, volume and mix	0.9	0.4
All other, including inventory charges and other period expenses	(0.9)	(1.0)
Gross profit margin - period ended September 30, 2024	68.8%	68.9%

Gross profit margin remained flat in the third quarter of 2024 and decreased in the first nine months of 2024, as compared to the same periods in the prior year. The primary factors that impacted gross profit margin in the third quarter of 2024 were increased sales of higher margin products, offset by strategic manufacturing capacity investments to support future growth, inventory charges and other period expenses. The primary factors that contributed to the decrease in the first nine months of 2024 were inventory charges, including related to the POLARx™ cryoablation system given the strong commercial adoption of our Farapulse™ Pulsed Field Ablation System, strategic manufacturing capacity investments and other period expenses, partially offset by increased sales of higher margin products.

Operating Expenses

The following table provides a summary of our key operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,562	37.1%	$1,242	35.2%	$4,372	35.9%	$3,811	36.2%
Research and development expenses	407	9.7%	356	10.1%	1,156	9.5%	1,051	10.0%

Selling, General and Administrative expenses (SG&A Expenses)

During the third quarter of 2024, SG&A expenses increased $320 million, or 26 percent, compared to the prior year period and were 190 basis points higher as a percentage of net sales. During the first nine months of 2024, SG&A expenses increased $561 million, or 15 percent, compared to the prior year period and were 30 basis points lower as a percentage of net sales. The increase in SG&A expenses in the third quarter of 2024 was driven in part by comparatively higher acquisition-related expenses. The increase in SG&A expenses in both periods was primarily due to higher selling costs driven by higher global net sales and costs to support recent and upcoming product launches, including the Farapulse™ Pulsed Field Ablation System.

Research and Development expenses (R&D Expenses)

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the third quarter of 2024, R&D expenses increased $51 million, or 14 percent, compared to the prior year period and were 40 basis points lower as a percentage of net sales. During the first nine months of 2024, R&D expenses increased $104 million, or 10 percent, compared to the prior year period, and were 50 basis points lower as a percentage of net sales. R&D expenses increased in both periods as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

During the third quarter of 2024, Amortization expense decreased $3 million, or 1 percent, compared to the prior year period. In the first nine months of 2024, Amortization expense increased $11 million, or 2 percent, compared to the prior year period.

Intangible Asset Impairment Charges

In 2024, we did not record any Intangible asset impairment charges in the third quarter and recorded $276 million in the first nine months. In 2023, we recorded Intangible asset impairment charges of less than $1 million in the third quarter and $58 million in the first nine months. The impairment charges recorded in 2024 were associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Electrophysiology and Peripheral Interventions business units, respectively. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ Pulsed Field Ablation System and the resulting lower revenue projections and cannibalization of our cryoablation business in major markets like the U.S. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024. The impairment charges recorded in 2023 were primarily associated with the cancellation of an IPR&D program due to the incremental time and cost to complete the program and bring the technology to market.

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

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net benefits of $23 million and $4 million in the third quarter and first nine months of 2024, respectively. We recorded net charges of $12 million and $43 million in the third quarter and first nine months of 2023, respectively. The net benefits recorded in the third quarter and first nine months of 2024 related to a decrease in expected payments for achievement of revenue-based earn outs. The net charges recorded in the third quarter and first nine months of 2023 related to an increase in expected payments for achievement of commercialization-based milestones and revenue-based payments as a result of over-performance. In addition, we made payments of $232 million and $73 million associated with prior acquisitions during the first nine months of 2024 and 2023, respectively, following the achievement of revenue-based earnouts. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

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

Pursuant to the 2023 Restructuring Plan, we recorded restructuring charges in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations of $8 million and $12 million in the third quarter and first nine months of 2024, respectively. The restructuring reserve balance was $31 million as of September 30, 2024. In addition, we recorded restructuring-related charges of $44 million and $136 million in the third quarter and first nine months of 2024, respectively, primarily within Cost of products sold and SG&A Expenses. During the third quarter and first nine months of 2023, we recorded restructuring charges of $15 million and $51 million, respectively, and restructuring-related charges of $32 million and $82 million, respectively, and the restructuring reserve balance as of December 31, 2023 was $41 million.

Litigation-related Net Charges (Credits)

We did not record any litigation-related net charges (credits) during the third quarter and first nine months of 2024. We recorded litigation-related net credits of $111 million during the third quarter and first nine months of 2023 related to the settlement of offensive patent litigation. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Interest Expense and Interest Income
The following table provides a summary of our Interest expense, interest income and average borrowing rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense (in millions)	$(79)	$(66)	$(225)	$(200)
Interest income (in millions)	41	5	85	13
Average borrowing rate	2.8%	2.8%	2.8%	2.8%

Interest expense increased during the third quarter and first nine months of 2024 compared to the prior year periods primarily due to increased debt from the registered public offering of €2.000 billion in aggregate principal amount of euro-denominated senior notes (the 2024 Eurobonds) during the first quarter of 2024. Our average borrowing rate remained flat during the third quarter and first nine months of 2024 compared to the prior year periods. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information regarding our debt obligations. Interest income increased during the third quarter and first nine months of 2024 compared to the prior year periods primarily due to higher average cash balances invested in each period as a result of the registered public offering of the 2024 Eurobonds during the first quarter of 2024. Interest income is recorded in Other, net within our accompanying unaudited consolidated statement of operations.

Tax Rate

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reported tax rate	30.0%	17.3%	24.4%	26.5%
Impact of certain receipts/charges(1)	(12.3)%	(0.2)%	(6.0)%	(7.3)%
Rate from continuing operations	17.7%	17.1%	18.3%	19.2%
(1)These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the third quarter of 2024, the primary difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges. In the first nine months of 2024, the primary difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, benefits for intangible asset impairment charges, and discrete tax benefits primarily related to stock-based compensation.

In the third quarter of 2023, the primary difference between the rate from continuing operations and our reported tax rate relates to litigation-related charges. In the first nine months of 2023, the primary difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, litigation-related charges and discrete tax benefits related to unrecognized tax benefits and stock-based compensation.

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

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the third quarter and first nine months of 2024, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of September 30, 2024, we had $2.502 billion of unrestricted Cash and cash equivalents on hand, including approximately $67 million held by Acotec, a less than wholly owned entity of which we acquired a majority stake investment during the first quarter of 2023. The balance is comprised of $1.733 billion invested in money market funds and time deposits and $803 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into our $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. On May 10, 2024, we entered into a third amendment to the 2021 Revolving Credit Facility credit agreement, which provided for, among other things, an extension of the scheduled maturity date to May 10, 2029, an amendment of the Ratings based pricing grid of the Applicable Margin, each as defined in the credit agreement, and reset the applicable date for purposes of determining the amounts of restructuring charges and restructuring-related expenses that may be excluded from consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the credit agreement, for purposes of our maximum leverage ratio covenant, from December 31, 2022 to March 31, 2024, as further discussed under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility or our commercial paper program as of September 30, 2024, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash provided by (used for) operating activities	$1,979	$1,546
Cash provided by (used for) investing activities	(1,983)	(1,521)
Cash provided by (used for) financing activities	1,600	(10)

Operating Activities

During the first nine months of 2024, cash provided by (used for) operating activities increased $433 million compared to the prior year period primarily due to higher operating income and slower inventory buildup due to improved macroeconomic supply chain conditions, offset by higher income tax and employee related payments.

Investing Activities

During the first nine months of 2024, cash provided by (used for) investing activities included cash payments of $1.222 billion for acquisitions of businesses, net of cash acquired, primarily related to the acquisition of Silk Road Medical, purchases of property, plant and equipment and internal use software of $513 million as well as payments for investments and acquisitions of certain technologies, net of investment proceeds of $264 million. During the first nine months of 2023, cash used for investing activities included cash payments of $1.018 billion, net of cash acquired, for the acquisition of Apollo and a majority stake investment in Acotec, as well as purchases of property, plant and equipment and internal use software of $444 million. For more information on our acquisitions, refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Financing Activities

During the first nine months of 2024, cash provided by (used for) financing activities included the registered public offering of the 2024 Eurobonds. The offering resulted in cash proceeds of $2.145 billion, net of investor discounts and issuance costs. We used the net proceeds from the offering of the 2024 Eurobonds to fund the repayment at maturity of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes. Additionally, we plan to use the remaining net proceeds from the offering to fund a portion of the purchase price of our announced agreement to acquire Axonics, Inc. (Axonics) and to pay related fees and expenses, and for general corporate purposes. If the Axonics acquisition is not consummated by the applicable outside date pursuant to the merger agreement or we choose to not pursue consummation of the acquisition, we will be required to redeem each series of the notes at a special mandatory redemption price equal to 101% of the aggregate principal amount of such series of notes, plus accrued and unpaid interest, if any, to, but excluding, the date on which the notes will be redeemed. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. Cash provided by (used for) financing activities in the first nine months of 2023 included proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans of $165 million, cash used to net share settle employee equity awards of $54 million and payments of contingent consideration previously established in purchase accounting of $39 million.

Financial Covenant

As of September 30, 2024, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have elected to designate the Axonics acquisition as a Qualified Acquisition under the credit agreement, and upon closing, will increase the maximum permitted leverage ratio at that time. The agreement also provides for an exclusion of any debt incurred to fund a Qualified Acquisition, until the earlier of the acquisition close date or date of abandonment, termination or expiration of the acquisition agreement. As of September 30, 2024, we excluded from our leverage ratio calculation $2.218 billion of debt incurred in connection with the Axonics acquisition. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of September 30, 2024, we had $401 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of September 30, 2024, we had $1.442 billion of the litigation exclusion remaining.
Contractual Obligations and Commitments

On January 8, 2024, we announced our entry into a definitive agreement to acquire 100 percent of Axonics, a publicly traded medical technology company primarily focused on the development and commercialization of devices to treat urinary and bowel dysfunction. The purchase price is $71.00 in cash per share, or approximately $3.670 billion. On April 3, 2024, we and Axonics each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with the FTC's review of the transaction. The issuance of the Second Request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), until 30 days after both we and Axonics have substantially complied with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. We and Axonics have responded to the Second Request and continue to work cooperatively with the FTC in its review. The transaction is expected to be completed in the fourth quarter of 2024, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction (or waiver) of other customary closing conditions. We plan to fund the acquisition through a mix of cash on hand, commercial paper and net proceeds from the offering of the 2024 Eurobonds. The Axonics business will be integrated into our Urology division.

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of September 30, 2024.

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

We received $202 million during the first nine months of 2024 and $165 million during the first nine months of 2023 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock during the first nine months of 2024 or 2023. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of September 30, 2024, we had the full amount remaining available under the authorization.

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

•Our ability to secure our information technology and operational technology systems that support our business operations and protect our data integrity and products from a cyber-attack, other breach or other malicious actors that may have a material adverse effect on our business, reputation or results of operations, including increased risks as an indirect result of the ongoing Russia/Ukraine war and Israel/Hamas war and broader conflicts in the region.

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

•Geopolitical and economic conditions, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, tariffs and other protectionist measures,

•The impact of the Russia/Ukraine war, Israel/Hamas war and broader conflicts in the region, and tension in the Taiwan strait, and related, downstream effects thereof, including disruptions to operations or the impact of sanctions on U.S. manufacturers doing business in these regions,

•Protection of our intellectual property,

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $6.471 billion as of September 30, 2024 and $5.899 billion as of December 31, 2023. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $367 million as of September 30, 2024 compared to $236 million as of December 31, 2023. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $449 million as of September 30, 2024 compared to $288 million as of December 31, 2023. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of September 30, 2024 or December 31, 2023. As of September 30, 2024, $10.924 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of September 30, 2024, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our internal control over financial reporting in 2023. No changes occurred during the first nine months of 2024. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

(c)
On August 9, 2024, John B. "Brad" Sorenson, our Executive Vice President, Global Operations, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Sorenson’s plan covers the sale of up to 67,198 shares of our common stock including up to 20,383 shares to be acquired upon determination and/or vesting of performance share units and restricted share units and 17,362 shares to be acquired upon exercise of stock options. Transactions under Mr. Sorenson’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Sorenson’s plan will terminate on the earlier of May 16, 2025, or the date all shares subject to the plan have been sold.

On August 9, 2024, Arthur C. Butcher, our Executive Vice President and Group President, MedSurg and Asia Pacific, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Butcher’s plan covers the sale of 69,253 shares of our common stock to be acquired upon exercise of stock options. Transactions under Mr. Butcher’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Butcher’s plan will terminate on the earlier of January 30, 2026, or the date all shares subject to the plan have been sold.

On August 26, 2024, Daniel J. Brennan, our Executive Vice President and Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Brennan’s plan covers the sale of up to 120,672 shares of our common stock including up to 45,062 shares to be acquired upon determination and/or vesting of performance share units and restricted share units and 75,610 shares to be acquired upon exercise of stock options. Transactions under Mr. Brennan’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Brennan’s plan will terminate on the earlier of June 2, 2025, or the date all shares subject to the plan have been sold.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 1, 2024.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer