Form 10-K
period 2024-12-31
BOSTON SCIENTIFIC CORP
filed 2025-02-18
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $113.1 billion based on the last reported sale price of $77.01 of the registrant’s common stock on the New York Stock Exchange on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. (For this computation, the registrant has excluded the market value of all shares of common stock of the registrant reported as beneficially owned by executive officers, and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.)
The number of shares outstanding of Common Stock, $0.01 par value per share, as of January 31, 2025 was 1,475,778,104.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2024 with the Securities and Exchange Commission in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Our Company

Boston Scientific Corporation is a global developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. As a medical technology leader for more than 45 years, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals diagnose and treat a wide range of diseases and medical conditions and improve patients’ quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body. We advance science for life by providing a broad range of high-performance solutions to address unmet patient needs and reduce the cost of health care. When used in this report, the terms "we," "us," "our" and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries.

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

We have a firm commitment to corporate social responsibility and living our values as a global business and global corporate citizen. This includes taking actions to advance diversity and inclusion, including through financial support of equity initiatives in the communities where we live and work, protecting the environment, investing in our employees' health and well-being, and many other initiatives that we believe ultimately help us create value responsibly. Refer to discussion of Community Outreach and Corporate Responsibility below for additional information regarding measures we are undertaking.

Product Offerings

Our core businesses are organized into two reportable segments: MedSurg and Cardiovascular. The following describes our key product offerings and new product innovations by reportable segment and business unit.

MedSurg

Endoscopy

Our Endoscopy business unit develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) conditions with innovative, less-invasive technologies. Our product offerings include the following:

•Resolution 360™ Clips, Resolution 360™ ULTRA Clips and MANTIS™ Clips, hemostatic clipping technology designed to stop and help prevent bleeding during endoscopic procedures,
•WallFlex™ Biliary Stent Systems, used for relieving biliary obstructions by providing bile drainage in both malignant and benign strictures,

•AXIOS™ Stents and Electrocautery Enhanced Delivery Systems, the first, and currently only stent systems in the U.S. indicated for endoscopic drainage of pancreatic pseudocysts and used to facilitate endoscopic drainage of the gallbladder for patients with acute cholecystitis,
•SpyGlass™ DS II Direct Visualization Systems and SpyGlass™ Discover Digital Catheters, the first single-use scopes to enable physicians to take a single-stage approach to diagnostic and therapeutic procedures in the pancreaticobiliary system, including treating patients with bile duct stones,
•EXALT™ Model D Single-Use Duodenoscopes for use in endoscopic retrograde cholangiopancreatography (ERCP) procedures, the first U.S. Food and Drug Administration (FDA)-cleared single-use (disposable) duodenoscopes on the market,
•our endoluminal surgery portfolio, including our OverStitch™ Endoscopic Suturing System, used to close gastrointestinal defects and our endobariatric portfolio, including our Orbera™ Intragastric Balloon System used to aid in weight loss for patients suffering from obesity and
•our infection prevention portfolio, designed to minimize the risk of infection transmission and improve operational efficiencies by streamlining manual cleaning or eliminating the need for cleaning and tracking.

Urology

Our Urology business unit develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Our product offerings include the following:

•a comprehensive line of stone management products, including ureteral stents, catheters, baskets, guidewires, sheaths and balloons,
•LithoVue™ Single-Use Digital Flexible Ureteroscopes, which deliver detailed high-resolution digital images for high-quality visualization and seamless navigation,
•Lumenis Pulse™ Holmium Laser Systems with MOSES™ Technology, complemented by a full line of laser fibers and accessories used in urology procedures,
•our prosthetic urology portfolio, which includes our AMS 700™ penile implant with the TENACIO™ pump to treat erectile dysfunction and our AMS 800™ Artificial Urinary Sphincter to treat male urinary incontinence,
•GreenLight XPS™ Laser System and Rezūm™ Systems for treatment of BPH and
•SpaceOAR™ Hydrogel Systems which help reduce side effects that men may experience after receiving radiotherapy to treat prostate cancer, together with our SpaceOAR VUE™ Hydrogel, providing clinicians with enhanced product visualization.

In the fourth quarter of 2024, we completed the acquisition of Axonics, Inc. (Axonics), a publicly traded medical technology company primarily focused on the development and commercialization of devices to treat urinary and bowel dysfunction. The Axonics product portfolio includes the Axonics R20™ and Axonics F15™ Systems used to deliver sacral neuromodulation (SNM) therapy for the treatment of over-active bladder and fecal incontinence.

Neuromodulation

Our Neuromodulation business unit develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our product offerings include the following:

•WaveWriter Alpha™ Spinal Cord Stimulator (SCS) System, designed to provide improved pain relief to a wide range of patients who suffer from chronic pain, with proprietary features such as Multiple Independent Current Control, our Illumina 3D™ Proprietary Programming Software and FAST™ Therapy for profound parathesia-free pain relief in minutes, used by physicians to target specific areas of pain and customize stimulation of nerve fibers more precisely,
•our G4™ Generator and consumable portfolio in Radiofrequency Ablation (RFA) for pain management used by physicians to treat patients with chronic pain,
•Superion™ Indirect Decompression Systems, minimally-invasive devices used to improve physical function and reduce pain in patients with moderate lumbar spinal stenosis (LSS),
•our Intracept™ Intraosseous Nerve Ablation System, the only FDA-cleared system to treat vertebrogenic pain, a form of chronic low back pain and
•Vercise Genus™ Deep Brain Stimulation (DBS) System for the treatment of Parkinson's disease, tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions, utilizing Stimview™ XT, our proprietary DBS visualization software developed in collaboration with Brainlab AG, providing clinicians with real-time, 3D visualization and stimulation of brain anatomy.

In the first quarter of 2024, we received FDA approval for an expanded indication of the WaveWriter™ SCS Systems for the treatment of chronic low back and leg pain in people who have not had prior back surgery.

Cardiovascular

Cardiology

Interventional Cardiology Therapies (ICTx)

Our Interventional Cardiology Therapies business unit develops and manufactures technologies for diagnosing and treating coronary artery disease and aortic valve conditions. Our product offerings include the following:

•OptiCross™ Intravascular Ultrasound (IVUS) Imaging Catheters,
•iLab™ Ultrasound Imaging Systems with Polaris Software, designed to enhance the diagnosis and treatment of blocked vessels and other heart disorders, compatible with our full line of imaging catheters,
•AVVIGO™+ Multi-Modality Guidance System, incorporating high-definition IVUS all in a mobile or integrated platform,
•ROTAPRO™ Rotational Atherectomy Systems, designed to treat coronary calcification in lesions by regulating the flow of air to the advancer, controlling burr rotation speed, and also monitoring and displaying burr rotation speed and rotational atherectomy procedural time,
•SYNERGY™, SYNERGY MEGATRON™ and SYNERGY™ XD Everolimus-Eluting Platinum Chromium Coronary Stent Systems, featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating,
•Safari2™ Pre-Shaped Guidewires, intended to facilitate the introduction and placement of interventional devices within the heart,
•WOLVERINE™ Coronary Cutting Balloon™, a cutting balloon angioplasty device with a unique mechanism of action that enables precise vessel preparation across a wide range of resistant lesions,
•AGENT™ Drug-Coated Balloon, which is designed to provide a targeted, therapeutic dose of anti-proliferative paclitaxel to the coronary lesion and minimize downstream particulates,
•ACURATE neo2™ and ACURATE Prime™ Aortic Valve Systems for use in transcatheter aortic valve replacement (TAVR) procedures and
•SENTINEL™ Cerebral Embolic Protection Systems, used to reduce the risk of stroke in TAVR procedures and is clinically proven to decrease cerebral embolization and its associated neurological effects.

In the first quarter of 2024, we received FDA approval of the AGENT™ Drug-Coated Balloon, the first drug-coated coronary balloon in the U.S., which is indicated to treat in-stent restenosis in patients with coronary artery disease and in the second quarter of 2024, initiated the U.S. launch.

In addition, in the third quarter of 2024, we received CE Mark and initiated the European launch of the ACURATE™ Prime™ Aortic Valve System, the company's next-generation transcatheter aortic valve replacement technology designed to treat severe aortic stenosis in patients across all surgical risk levels while also expanding the treatment range to patients with a larger anatomy.

Watchman

Our WATCHMAN FLX™ and WATCHMAN FLX™ Pro Left Atrial Appendage Closure (LAAC) Devices are designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke and eligible for anticoagulation therapy. WATCHMAN™ is the first device to offer a non-pharmacologic alternative to oral anti-coagulants that has been studied in a randomized clinical trial and is the leading device in percutaneous LAAC globally. In the first quarter of 2024, we received FDA clearance and initiated the U.S. launch of the WATCHMAN TruSteer™ Access System, a steerable sheath designed to improve implant success of the WATCHMAN FLX™ Pro and WATCHMAN FLX™ LAAC Devices.

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business unit develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include the following:

•the RESONATE™ family of implantable cardioverter defibrillators (ICD) and implantable cardiac resynchronization therapy defibrillators (CRT-D), including our proprietary HeartLogic™ Heart Failure (HF) Diagnostic and SmartCRT™ Technology with Multisite pacing in CRT-D,
•EMBLEM™ MRI S-ICD Systems, the world's first commercially available subcutaneous implantable cardiac defibrillators (S-ICD), which provides physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart,
•ACCOLADE™ family of pacemakers and implantable cardiac resynchronization therapy pacemakers (CRT-P),
•ACUITY™ X4 Quadripolar LV Leads, RELIANCE™ family of ICD Leads and our INGEVITY™ Pacing Leads,
•LATITUDE™ Remote Patient Management Systems, which allow for more frequent monitoring and better guided treatment decisions by enabling physicians to monitor implantable system performance remotely,
•LUX-Dx™ II+™ Insertable Cardiac Monitor (ICM) System, a long-term diagnostic device implanted in patients to detect arrhythmias associated with conditions such as atrial fibrillation (AF), cryptogenic stroke and syncope and
•BodyGuardian™ Remote Cardiac Monitoring Systems provide a full range of mobile health solutions and remote monitoring services, ranging from ambulatory cardiac monitors – including short and long-term holter monitors – to cardiac event monitors and mobile cardiac telemetry.

In the third quarter of 2024, we received CE Mark for the LUX-Dx II/II+™ ICM system for long-term monitoring of arrhythmias. In addition, in the third quarter of 2024, we received FDA approval to expand the indication for the current-generation INGEVITY™+ Pacing Leads to include conduction system pacing and sensing of the left bundle branch area of the heart when connected to a single-or dual-chamber pacemaker.

Electrophysiology

Our Electrophysiology business unit develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart, including a broad portfolio of therapeutic and diagnostic catheters and a variety of equipment used in the Electrophysiology lab. Our product offerings include the following:

•FARAPULSE™ Pulsed Field Ablation (PFA) System for the treatment of AF,
•POLARx™ Cryoablation Systems for the treatment of AF,
•VersaCross Connect™ Access Solutions for our WATCHMAN FXD Curve™ Sheath, Polarsheath™ and Faradrive™ Steerable Sheath providing safe and efficient access to the left side of the heart,
•OPAL HDx™ Mapping System, catheter-based, 3-D cardiac mapping and navigation solutions designed to help diagnose and guide treatment of a variety of arrhythmias,
•a portfolio of radiofrequency (RF) cardiac ablation catheters, including our INTELLANAV STABLEPOINT™ catheter, which also includes DIRECTSENSE™ Software for monitoring RF energy during ablations and
•IntellaMap Orion™ Mapping Catheters, for use with our OPAL HDx™ Mapping System to provide high-density, high-resolution maps of the heart.

In the first quarter of 2024, we commenced the U.S. launch of the FARAPULSE™ PFA System. We received National Medical Products Administration (NMPA) approval in China and Pharmaceuticals and Medical Device Agency (PMDA) approval in Japan in the second and third quarter of 2024, respectively. In addition, in the third quarter of 2024, we received FDA approval for the navigation-enabled FARAWAVE™ NAV Ablation Catheter for the treatment of paroxysmal AF and FDA 510(k) clearance for the new FARAVIEW™ Software, which combine to provide visualization for cardiac ablation procedures with the OPAL HDx™ Mapping System.

Since the launch of the FARAPULSE™ PFA System, we have observed rapid conversion from legacy treatment modalities to PFA. It is now the predominant component of our Electrophysiology business unit and revenue.

Peripheral Interventions

Our Peripheral Interventions business unit develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Our broad peripheral portfolio includes stent systems, balloon catheters, guidewires, atherectomy and thrombectomy systems, embolization devices, radioactive microspheres, radiofrequency and cryotherapy ablation systems, microcatheters, drainage catheters and transcarotid artery revascularization.

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

Our interventional oncology and embolization product offerings include the following:

•TheraSphere™ Y-90 radioactive glass microspheres used in the treatment of hepatocellular carcinoma (HCC), the most common type of liver cancer,
•Renegade™ HI-FLO™ Microcatheter and Fathom™ Guidewire System and Interlock™ - 35 Fibered IDC™ and Interlock™ - 18 Fibered IDC™ Occlusion System for peripheral embolization,
•EMBOLD™ Detachable Coil System, used for arterial and venous embolizations in the peripheral vasculature and
•ICEFX™ and Visual ICE™ Cryoablation Systems for destruction of tissue, using image-guided needles to enable cryoablation visualization for optimal tumor coverage.

In the third quarter of 2024, we completed our acquisition of Silk Road Medical, Inc. (Silk Road Medical), a publicly traded medical device company that has developed an innovative platform of products to prevent stroke in patients with carotid artery disease through a minimally-invasive procedure called transcarotid artery revascularization.

Markets

Competition

We encounter significant competition across our product lines and in each market in which we sell our products and solutions, some from companies that may have greater financial, sales and marketing resources than we do. Our primary competitors include large manufacturers with multiple lines of business and competing products, as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment. In certain countries, and particularly in China, we also face competition from domestic medical device companies that may benefit from their status as local suppliers. We also face competition from non-medical device companies, which may offer alternative therapies for disease states that could also be treated using our products, or from companies offering technologies that could augment or replace procedures using our products.

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

Marketing and Sales

We market our products and solutions to hospitals, clinics, outpatient facilities and medical offices in 127 countries worldwide. In addition, large group purchasing organizations, hospital networks and other buying groups are important to our business and represent a substantial portion of our net sales. Each of our businesses maintains dedicated sales forces and marketing teams focused on physicians who specialize in the diagnosis and treatment of different medical conditions, as well as on key hospital service line administrators.

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

Proprietary Rights and Patent Litigation

We rely on a combination of patents, trademarks, trade secrets and other forms of intellectual property to protect our proprietary rights. We generally file patent applications in the U.S. and other countries where patent protection for our technology is appropriate and available. We hold patents worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, trade secret, trademark, intellectual property asset or license is material in relation to our business as a whole.

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

We maintain insurance policies providing limited coverage against securities claims. We are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Note I – Commitments and Contingencies to our 2024 consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a discussion of intellectual property, product liability and other litigation and proceedings in which we are involved.

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

In the European Union (EU), we are required to comply with the Medical Device Regulation (MDR or EU MDR) effective May 2021, which superseded the existing Medical Device and Active Implantable Medical Device Directives. Medical devices that have a valid CE Certificate to the Directives issued before May 2021 can continue to be sold during the applicable transition period or until the CE Certificate expires, whichever comes first, providing there are no significant changes to the design or intended use. The CE Mark, which is required to sell medical devices in the EU is affixed following a Conformity Assessment and either approval from the appointed independent Notified Body or through self-certification by the manufacturer. The selected pathway to CE marking is based on device risk classification. CE marking indicates conformity to the applicable General Safety and Performance Requirements (GSPRs) for the MDR. The MDR changes multiple aspects of the regulatory framework for CE marking, such as increased clinical evidence requirements, changes to labelling, and new requirements, including Unique Device Identification (UDI), and many new post-market reporting obligations. MDR also modifies and increases the compliance requirements for the medical device industry and has required significant investment and will continue to require ongoing investment over the next few years to transition all products. The CE mark continues to be a prerequisite for successful registration in many other global geographies. In addition, other EU countries continue to impose significant local registration requirements despite the implementation of MDR, and the United Kingdom has introduced new requirements following its exit from the EU.

We are also required to comply with the regulations of every other country where we commercialize products before we can launch or maintain new products on the market, including regulations that have been introduced in many countries in the Middle East and Southeast Asia that previously did not have medical device regulations, or had minimal regulations. In China, we are required to comply with NMPA regulations. In Japan, we are required to comply with Japan’s Ministry of Health, Labor and Welfare (MHLW) regulations. In conjunction with the MHLW, the Pharmaceutical and Medical Device Agency is an independent agency that is responsible for reviewing drug and medical device applications and works with the MHLW to assess new product safety, develop comprehensive regulations, and monitor post-market safety.

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

Environmental Regulation and Management

We are subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We are focused on continuous improvement in environmental metrics with a goal of reducing pollution, minimizing depletion of natural resources and reducing our overall environmental footprint. We have obtained ISO14001:2015, Environmental Management Standard certification for 18 of our key locations and ISO50001, Energy Management Standard certification for 13 of our key locations. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions and waste.

Human Capital

At Boston Scientific, our work is guided by core values and behaviors that define our culture and empower our employees, including Caring, Diversity, Global Collaboration, High Performance, Meaningful Innovation and Winning Spirit. As of December 31, 2024, we had approximately 53,000 employees, of which approximately 60 percent were outside the U.S. We believe the collective talent of our employees and our shared corporate culture, values and behaviors give us a competitive advantage.
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

Workforce Development

We do our best work to advance health care when we have a diverse range of perspectives and experience on our team. Innovation thrives in a culture of engagement and inclusion. The society in which we live and the customers and patients we serve are diverse and we aim for our employees at all levels of the organization to reflect this diversity. In recent years, we have made steady progress to improve the diversity of our workforce.

We continue to focus on improving workforce development through intentional actions to drive meaningful change. We listen to our employees and use that feedback to complement and expand our existing programs to emphasize initiatives aimed at developing our pipeline of talent and fostering an inclusive workplace for all. Additionally, our Executive Committee and our Board of Directors oversee our policies and strategies related to diversity and inclusion, employee engagement, talent recruitment and development, pay equity and company culture.

In addition, our ten Employee Resource Groups (ERGs) are at the heart of our inclusion strategy. ERGs are voluntary, company sponsored employee groups open to all employees that foster and celebrate our diverse workforce and inclusive work environment. They provide forums for us to learn from one another, celebrate our uniqueness and develop inclusive leadership skills. We support each ERG by designating global and local executive sponsors and providing financial resources. Our ERG chapters around the world collaborate across the business at all levels and are powerful drivers of change in the Company.

Additionally, our approach to supplier selection involves building inclusive practices throughout the Boston Scientific supplier network. We are committed to the sustained support of a broad spectrum of businesses that share our dedication to improving the quality of patient care.

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

As part of our broader rewards portfolio, we offer competitive pay and benefits that are flexible and affordable to meet the individual needs of our employees. In addition to cash-based salaries, our rewards portfolio includes cash bonus programs, sales incentives, stock awards, recognition awards, health insurance, paid time off and family leave, retirement savings plans, childcare and employee assistance programs that encourage overall well-being, including help with finances, inclusive family planning and support, elder/childcare, legal support and mental health resources.

Equal pay for equal work is rooted in our values and foundational to fostering an inclusive environment. Pay equity is an important part of our long-standing global compensation planning practices. Sustaining pay equity requires constant measurement and attention, so we regularly conduct comprehensive audits, internal and external analyses and company-wide benchmarking of salaries to identify and mitigate disparities. In addition, we periodically contract with an independent, third party to assess pay equity across all positions. Our most recent pay equity study, completed in 2023, reported no statistically significant pay disparity for more than 99 percent of our employees across gender globally and for multicultural talent in the U.S. and Puerto Rico. We continue to educate and train our people, update policies and expand benefits to decrease bias, ensure our employee base represents the patients, health systems and communities we serve, and foster a culture where all employees feel valued and included.

Employee Health and Safety

We take a global approach to prioritizing and monitoring employee health and safety and we strive to foster a safety-oriented culture in all of our offices and facilities. We set health and safety goals which measure the number of injuries per 100 employees for the global organization. Our Employee Health & Safety Global and Regional Councils review performance monthly to discuss trends and risks, as well as opportunities for improvement. We have obtained ISO 45001:2018 Occupational Health and Safety Management System at 17 of our key global locations. This is a globally recognized standard for employee Occupational Health and Safety, established by the International Standards Organization, which provides a voluntary framework to identify key occupational health and safety aspects associated with our business helping to deliver continuous improvement. We have established a company-wide safety goal of 0.25 or fewer injuries per 100 employees by 2030, cutting our year-over-year incident rate by approximately 50 percent from a base year of 2019. As of December 31, 2024, we have achieved a safety level of 0.36 per 100 employees.

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

Community Outreach

We are united by a goal to make a difference in the lives of the over 44 million patients we serve annually. The Boston Scientific Caring value guides us in the work we do each day including how we invest in the well-being of communities. We focus on ensuring our employees drive meaningful, long-lasting change in our communities. Our community work connects the talents, resources and skills of our employees to charitable organizations that are cultivating healthier communities across the globe. In 2024, we focused on providing aid to those impacted by natural and humanitarian disasters and addressing the basic needs of underserved populations in communities where we live and work. Our global community programs empower employees to participate in and influence the way we care for local communities through volunteerism and personal donations. Many employees choose to support their communities and causes they are passionate about through the use of the Employee Matching Gifts program.

Aligned with the Boston Scientific mission to improve patient lives, we also collaborate with non-profit community organizations to decrease health disparities and reduce the risk for chronic disease for the underserved. We provide grants that support education and development for health care workers and support chronic disease screenings in vulnerable communities worldwide. In 2024, we provided approximately $1 million in these grants to organizations working in the U.S., Mexico, Peru and India. We also continue our long-term Close the Gap initiative, which focuses on raising awareness and empowering health care providers to reach more patients of color, fight longstanding inequities, and address barriers to care. Through Close the Gap, hospitals and health systems are provided with zip code level data that highlight the disease prevalence and disparities occurring in their communities. The information, along with our health equity resources, allows health care administrators and providers to focus on improving care to underserved populations within their communities.

We are also passionate about inspiring young learners to see themselves in a Science, Technology, Engineering and Mathematics (STEM) role in the future. Employees on our global STEM teams work with underrepresented K-12 students to share their passion for STEM by providing interactive product demos, development programs, and hands-on activities for young learners in their communities. In 2024, more than 58,000 students were reached through our STEM activities and events.

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

We also continue to focus on making measurable progress toward shaping a better future for our planet by proactively addressing our energy consumption, carbon emissions and waste management. We are focused on a “C3” strategy: Cutting energy use, Converting to renewable energy sources and Compensating with carbon offset projects where needed.

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

The forward-looking statements in this Annual Report on Form 10-K are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading “Risk Factors” and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Annual Report on Form 10-K, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Annual Report on Form 10-K. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: economic conditions, including the impact of foreign currency fluctuations, future U.S. and global political, competitive, reimbursement and regulatory conditions; geopolitical events; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by public health emergencies or extreme weather or other climate change-related events; labor shortages and increases in labor costs; variations in outcomes of ongoing and future clinical trials and market studies; new product introductions and the market acceptance of those products; market competition for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve ESG goals; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Part I, Item 1A. Risk Factors contained within this Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required by law. This cautionary statement is applicable to all forward-looking statements contained in this Annual Report on Form 10-K.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see Item 1A. Risk Factors.

Our Business

•Risks associated with uncertain domestic or international economic conditions, including those related to inflationary pressures, interest rates, monetary and tax policy, supply chain disruptions and constraints, currency devaluations or economies entering into periods of recession,

•The impact of disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products,

•Labor shortages and the impact of inflation on the cost of raw materials and wage costs,

•The impact of pandemics or other public health crises on worldwide economies, financial markets, manufacturing and distribution systems and business operations,

•The impact of natural disasters, climate change or other catastrophic events on our ability to manufacture, distribute and sell our products,

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

•Our ability to achieve our projected level or mix of product sales, as some of our products are more profitable than others,

•Our ability to attract and retain talent, including key personnel associated with acquisitions, and to maintain our corporate culture in a hybrid work environment,

•Risks associated with changes made or expected to be made to our organizational and operational structure, pursuant to our restructuring plans as well as any further restructuring or optimization plans we may undertake in the future or any divestitures of assets or businesses, and our ability to recognize benefits and cost reductions from such actions,

•The impact of enhanced requirements to obtain and maintain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval,

•The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies,

•The issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission, and

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

•The effect of our litigation and risk management practices, including self-insurance and compliance activities on our loss contingencies, legal provisions and cash flows,

•The impact of, diversion of management attention as a result of, and costs to cooperate with, litigate and/or resolve governmental investigations and our product liability, contract and other legal proceedings,

•The possibility of failure to protect our intellectual property rights and the outcome of patent litigation, and

•Our ability to secure our information technology and operational technology systems that support our business operations and protect our data integrity and products from a cyber-attack, other breach or other malicious actors that may have a material adverse effect on our business, reputation or results of operations including increased risks as an indirect result of the ongoing Russia/Ukraine war and conflicts in the Middle East.

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

•Geopolitical and economic conditions, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, tariffs and other protectionist measures,

•The impact of the Russia/Ukraine war, conflicts in the Middle East, and tension in the Taiwan strait, and related, downstream effects thereof, including disruptions to operations or the impact of sanctions on U.S. manufacturers doing business in these regions,

•Protection of our intellectual property,

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA, EU MDR and similar laws in other jurisdictions,

•Our ability to comply with U.S. and foreign export control, trade embargo and customs laws,

•The impact of significant developments or uncertainties stemming from changes in the U.S. government following the 2024 presidential and congressional elections, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, and

•The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, operating expenses and resulting profit margins.

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

Economic, Industry and Geopolitical Risks

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.

The medical device markets in which we participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies. Some of our competitors may have greater financial and marketing resources than we do, including as a result of consolidation among companies in our industry. Our primary competitors include large manufacturers with multiple lines of business and competing products, as well as a wide range of medical device companies that sell a single or limited number of competitive products or which participate in only a specific market segment or segments. We also face competition from non-medical device companies, including pharmaceutical companies, biotech companies and providers of various diagnostic tests, which may offer alternative therapies or diagnostics for disease states also amenable to treatment or diagnosis using our products. New competitors may emerge in the future, potentially including companies introducing new sales or distribution models to our industry or leveraging genomic robotic, navigation, and/or other automation technologies. Digital technologies, including artificial intelligence (AI) and machine learning capabilities, have and may continue to increase in their applicability and importance to various aspects of our business, operating and competitive environments, research and development (R&D) pipeline and product portfolio. We believe we will need to develop new and enhanced digital capabilities and competences in order to remain competitive.

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

Numerous initiatives and reforms by legislators, regulators and third-party payers to curb the rising cost of health care, and to increase access to care, have catalyzed a consolidation of aggregate purchasing power within the markets in which we sell our products. Additionally, a growing number of countries have instituted or are contemplating introducing regional or national tender processes driven primarily by price. In some cases, such processes may favor local companies to multinational companies like us. In other instances, multinational companies may be subject to a separate tender bidding process in which they compete only with each other and not with domestic companies. Further, in certain markets, the regulatory process through which new medical devices are approved may be faster and/or less burdensome for domestic companies compared to multinational companies. As the health care industry consolidates, competition to provide products and services is expected to continue to intensify, resulting in pricing pressures, decreased average selling prices and the exclusion of certain suppliers from important market segments. We expect that market demand, government regulation, third-party coverage and reimbursement policies, government contracting requirements and societal pressures will continue to change the worldwide health care industry, resulting in further business consolidations and alliances among our customers, which may increase competition, exert further downward pressure on the prices of our products and services and may adversely impact our business, financial condition or results of operations.

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

The global macroeconomic environment has continued to experience challenging conditions and uncertainty, including around inflation, interest rates, monetary policy, exchange rates and geopolitical developments, which could adversely impact our business, financial condition, cash flows and results of operations. If there were a general economic slowdown or recession, we may experience decreased customer spending or demand for our products and services, and our customers’ ability to pay for our products on a timely basis, or at all, may be impacted. The same economic conditions could also adversely affect our third-party vendors, including those that we utilize in our supply-chain and manufacturing operations, which may lead to a reduction or interruption in the supply of materials and components used in manufacturing our products or increase the price of such materials or components, as well as the distributors and dealers who offer our products in certain countries and markets. Continued inflationary pressure may also increase certain operational costs, including due to wage increases, or increases in the cost of materials or components. In addition, global pandemics or other public health crises could cause disruptions in global economic activity, global supply chains and labor markets, operational challenges such as site shutdowns, workplace disruptions or limited provider capacity to perform procedures using our products, and significant volatility in price and availability of goods and services. These adverse economic conditions or events could adversely affect our business, results of operations or financial condition.

Further, uncertainty about global economic conditions, including those resulting from a heightened global interest rate environment, has caused and may continue to cause disruption in the financial markets, including diminished liquidity and credit availability. These conditions could affect our ability to access credit markets, including to obtain financing for mergers and acquisitions (M&A) or for other general purposes. These conditions may adversely affect our suppliers, leading them to experience financial difficulties or be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products that they purchase on a timely basis, if at all. In addition, we have accounts receivable factoring programs in certain European and Asian countries. A slowdown in the global economy or sovereign debt issues may impact our ability to transfer receivables to third parties in certain of those countries. Third parties, such as banks, offering factoring programs in these countries are looking to reduce their exposure levels to government owned or supported debt. This could result in terminations of, or changes to the costs or credit limits of our existing factoring programs. Such terminations or changes could have a negative impact on our cash flow and days sales outstanding. Uncertain or challenging global economic conditions could also lead to greater fluctuations in foreign currency exchange rates, which could adversely impact our results of operations and financial performance.

We are subject to a number of market, business, financial, legal and regulatory risks and uncertainties with respect to our international operations that could have a material impact on our business, financial condition or results of operations.

International net sales accounted for 39 percent of our global net sales in 2024. An important part of our strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in Emerging Markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to our use of channel partners, go-to-market strategies, geopolitical and economic instability, foreign currency exchange and interest rate fluctuations, competitive product offerings, local changes in health care financing and payment systems and health care delivery systems, local product preferences and requirements, including preferences for local manufacturers, trade protection measures, including tariffs or other barriers to market participation, workforce instability, weaker intellectual property protection in certain countries than exists in the U.S. and longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth, market share and operating profits from our international operations may be adversely affected.

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

There may be greater uncertainty and market volatility following U.S. and global elections, including resulting from potential shifts in trade policies, tariffs or other trade protection measures, and the reaction of other countries thereto, or changes to international trade agreements, which could have a material adverse effect on our operations, including our ability to source and manufacture products in a timely and cost effective manner, financial condition, results of operations and/or liquidity. In particular, the U.S.-China relationship may continue to shape the geopolitical stage. Legislation aimed at boosting competitiveness of U.S. businesses may have unintended negative effects on our business. We may also face greater competition in China, among other countries, from domestic medical device companies that may benefit from their status as local manufacturers and suppliers.

Lastly, geopolitical developments related to various global conflicts are sources of uncertainty and may cause disruptions to global or regional markets, supply chains or operations in the regions. Sanctions and export restrictions may continue to proliferate, leading to greater uncertainty in emerging and growth markets. Notably the Russia/Ukraine war has continued to create barriers to doing business in Russia and in parts of Eastern Europe, tension between China/Taiwan has created geopolitical shifts in Asia, and conflicts in the Middle East have disrupted operations of companies doing business in the region, including in Israel. Any significant changes in the political, economic, financial, competitive, legal and regulatory or reimbursement conditions where we conduct, or plan to expand, our international operations may have a material impact on our business, financial condition or results of operations.

Credit and Financial Risks

If we are unable to manage our debt levels, maintain investment grade credit ratings at the three ratings agencies, or if we experience a disruption in our cash flows, it could have an adverse effect on our cost of borrowing, financial condition or results of operations.

As part of our strategy to maximize stockholder value, we use financial leverage to manage our cost of capital. Our outstanding debt balance was $10.746 billion as of December 31, 2024. Although we currently have investment grade ratings at Moody's Investor Service, Standard & Poor's Rating Service and Fitch Ratings, our inability to maintain investment grade credit ratings could increase our cost of borrowing funds in the future and reduce our access to liquidity. Uncertain or negative economic conditions could also increase our cost of borrowing in the future or reduce our access to liquidity. Delays in our product development and new product launches could result in disruption in our cash flow or our ability to continue to effectively manage our debt levels, which could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our credit agreements contain a financial covenant that requires us to maintain a maximum specified leverage ratio and place other limits on our business. If we are unable to satisfy this covenant, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all and we could be required to repay any borrowings on demand.

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

We monitor the dynamics of the economy, the health care industry and the markets in which we compete, and assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make investments in research and development projects, capital and our people, which we believe is important to our long-term success. As a result of these assessments, we have undertaken prior restructuring and optimization initiatives to enhance our growth potential and position us for long-term success. On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program (the 2023 Restructuring Plan) intended to support our efforts to expand operating performance and meet evolving global market demands and conditions by ensuring that we are structured and resourced to support our strategic imperatives and deliver sustainable value. The 2023 Restructuring Plan further builds on our Global Supply Chain Optimization strategy, which is intended to simplify our manufacturing and distribution network by transferring certain production lines among facilities and expanding operational efficiencies and resiliency across production, sterilization, and distribution. Key activities under the 2023 Restructuring Plan also include optimizing certain functional capabilities to better support business growth and achieve cost synergies. These activities were initiated during the first quarter of 2023, and are expected to be substantially completed by the end of 2025. The 2023 Restructuring Plan is expected to result in total pre-tax charges of approximately $450 million to $550 million and reduce gross annual pre-tax expenses by approximately $225 million to $275 million as program benefits are realized. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. While we expect limited role reductions as a result of these restructuring activities, we anticipate that our overall employee base will remain relatively unchanged upon completion of the 2023 Restructuring Plan as new jobs are created in areas of growth and resources are deployed to support an expanding portfolio and growing global market needs.

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

In order to develop new products and enhance existing products, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and businesses. The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products and gain and maintain market approval of our products. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted. Further, we are continuing to investigate and have completed multiple acquisitions that involve opportunities to further expand our presence in and diversify into, priority growth areas by accessing new products and technologies. There can be no assurance that our investments will be successful or that we will be able to access new products and technologies on terms favorable to us, or that these products and technologies will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of new products and technologies or our decision to reduce or terminate our investments may adversely impact the contribution of these technologies to our future growth.

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

Interruption of our supply chain or manufacturing operations, including resulting from natural disasters, public health crises, geopolitical developments or other events outside of our control, could adversely affect our results of operations and financial condition.

Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of any specific product is concentrated in one or a few locations. Factors such as a failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to quickly move to alternate means of producing affected products or to meet customer demand. In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to needs for regulatory approvals. We have also faced and may continue to face disruptions in the transportation of materials, components and our products within our global supply chains, including as a result of labor disputes or shortages, strikes, port closures, public health crises or geopolitical developments, which may cause delays in the shipment of our products or other disruptions to our business. As a result, we may experience loss of market share, which we may be unable to recapture and harm to our reputation, which could adversely affect our results of operations and financial condition.

Disruptions in the supply of the materials and components used in manufacturing our products by third-party vendors or the sterilization of our products could adversely affect our results of operations and financial condition.

We purchase the majority of the materials and components used in manufacturing our products from third-party vendors. Certain of these materials and components are purchased from single sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, we may not be able to establish additional or replacement vendors for such materials or components in a timely or cost effective manner, largely as a result of FDA regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our vendors' manufacturing processes. Further, uncertain or negative economic conditions, including as a result of inflationary pressures, interest rates or geopolitical developments, could negatively affect our third-party vendors, which could lead to a reduction or interruption in the supply of materials and components used in manufacturing our products or increase the price of such materials or components. A reduction or interruption in the supply of materials and components used in manufacturing our products, an inability to timely develop and validate alternative sources if required or a significant increase in the price of such materials or components could adversely affect our results of operations and financial condition.

In addition, many of our products require sterilization prior to sale and we utilize a mix of internal resources and contract sterilizers to perform this service. To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including evolving federal and state regulations on the use of ethylene oxide, we may be unable to transition to alternative internal or external resources or methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition. Additionally, U.S. and international governments have or are considering adopting regulations on the use of per- and polyfluoroalkyl substances (PFAS), and primary manufacturers of PFAS materials have announced that they are discontinuing the supply of such materials. These changes could have an adverse impact on our ability to manufacture or supply certain products in a timely or cost effective manner or at all. These and other environmental laws and regulations may have additional impacts on us or our suppliers, or result in liability to us.

We rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology (IT) and operational technology (OT) systems, including technology from third party vendors, to manufacture and ship our products, as well as to process, transmit and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our IT systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Various other factors may also cause system failures or security breaches, including power outages, natural disasters, inadequate or ineffective backups, issues with upgrading or creating new systems or platforms, vulnerabilities in third-party software or services, errors by our staff or third-party service providers, or breaches in the security of these technologies. We may also face operational interruptions as we continue to implement our new global enterprise resource planning (ERP), which began in 2022. Malicious actors may attempt to trick staff to disclose information to gain access to our systems and/or data. International conflicts, including but not limited to the Russia/Ukraine war, conflicts in the Middle East, and tension between China/Taiwan, have also heightened cybersecurity risks on a global basis. If our incident response, disaster recovery, and business continuity plans fail, such failure could result in adverse impacts to our business operations and our financial results.

Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. This includes opportunities as well as risks associated with the integration of AI into our or our suppliers' or customers' operations. While AI presents significant opportunities for innovation and efficiency, it could introduce new risks in managing information systems and in the cybersecurity threat landscape. In addition, third parties have and may continue to attempt to hack into our products to obtain data relating to patients, or alter the intended functionality of our medical devices, or disrupt performance of our products, or access our proprietary information and the technology from third party vendors that we rely upon may have defects or vulnerabilities which, in turn, create vulnerabilities or disruptions in our system. Cyber-attacks continue to evolve in complexity and scope, and inherently may be difficult to detect. This includes emerging technologies which increase our threat landscape, such as generative AI and quantum computing, which are evolving rapidly in their practicality and use for cyber-attacks including through enhanced social engineering, and for cyber-attacks on industry standard data protections through increased computing capabilities. We have seen, and could continue to see, software and supply-chain vulnerabilities and malware, which could affect our systems and the systems of our third-party vendors and business partners. Some of our IT and OT systems contain legacy third-party software components for which we depend on a layered security approach to protect against exploitation, and such layered security approach may not be effective. Any failure by us to maintain or protect our IT or OT systems, products and data integrity, including from cyber-attacks, intrusions or other breaches, could result in outages or unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations, or, in the worst case, could result in harm to patients. In addition, such attackers may make demands for ransom, which could result in financial loss, or, if we determine not to pay such ransom, other harm, loss, or misappropriation of our data and assets. Such failure, or demonstration of vulnerability to such failure, may also result in additional regulatory scrutiny. We also grow our company through acquisitions and may face risks associated with defects and vulnerabilities in acquired systems as we work to integrate the acquisitions into our IT system.

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

The effects of global climate change present risks to our business. Natural disasters, extreme weather and other conditions caused by or related to climate change could adversely impact our supply chain, including manufacturing and distribution networks, the availability and cost of raw materials and components, energy supply, transportation, or other inputs necessary for the operation of our business. Climate change and natural disasters could also result in physical damage to our facilities as well as those of our suppliers, customers, and other business partners, which could cause disruption in our business and operations or increase costs to operate our business. Increased environmental regulation, including to address climate change, as well as new disclosure and reporting requirements in the U.S. and other jurisdictions, including with respect to climate change and carbon emissions, may result in increases in our or our suppliers' compliance burdens and costs to operate our business, or restrict certain aspects of our activities. The extent and severity of climate change impacts are unknown, and therefore, the scope of potential impact on our business may be difficult to predict and it may be difficult to adequately prepare.

Our business could be negatively impacted by corporate social responsibility and sustainability matters.

In recent years, there continues to be an increased focus from certain investors, customers, employees, regulators and other stakeholders globally concerning corporate social responsibility and sustainability matters. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, including carbon emissions and renewable energy goals, responsible sourcing, social investments and diversity and inclusion. We may fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business. Moreover, the standards by which corporate social responsibility and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate social responsibility and sustainability matters, could have a material adverse impact on our future results of operations, financial condition and cash flows.

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

Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (FDC Act), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the EU, we are required to comply with the Medical Device Regulation (MDR) effective May 2021, which superseded the Medical Device Directives. Medical devices that have a valid CE Certificate to the Directives issued before May 2021 could be sold until the earlier of May 2024 or when the CE Certificate expired, provided there were no significant changes to the design or intended use. In 2023, updates to the legislative text of the EU MDR were adopted by the European Parliament and the Council of the European Union, including an extension of the transitional period to 2027 for certain high risk class devices and 2028 for lower risk class medical devices that have a valid CE Certificate to the Directives issued before May 2021. The CE Mark is applied following approval from an independent notified body or declaration of conformity. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

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

We are subject to income taxes as well as non-income based taxes, tariffs, and duties in the U.S. and numerous foreign jurisdictions. Tax laws and regulations could change on a prospective or retroactive basis and any such changes could have a material adverse effect on our financial condition and results of operations. Following the issuance of any new law or regulation, interpretations are made by the Company, using any regulatory guidance and judicial interpretations issued after the law change. The Company's application of such tax laws, before and after any guidance or interpretations are issued, or in the absence of such guidance or interpretations, may have a material impact on our financial condition and results of operations.

We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provision, and we have established contingency reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions, as well as interpretations as to the legality under European Union state aid rules of tax advantages granted in certain jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves. The actual outcomes of these disputes and other tax audits could have a material impact on our financial condition and results of operations.

Our operations in Puerto Rico, Costa Rica, China and Malaysia presently benefit from various tax rate incentives and grants. Unless these incentives and grants are extended, they will expire between 2026 and 2034. If we are unable to renew, extend, or obtain new incentives and grants, the expiration of the existing incentives and grants could have a material impact on our financial condition and results of operations in future periods.

Many provisions of the Tax Cuts and Jobs Act (TCJA) enacted in the U.S. in 2017 expire at the end of 2025. Other provisions of the TCJA are modified beginning in 2026. The U.S. Congress and the current administration have indicated that they intend to pursue legislation in 2025 to make permanent the 2017 TCJA provisions but there is no guarantee that this initiative will be successful. Any new U.S. corporate tax legislation that is enacted in 2025 could have a material adverse effect on our financial condition and results of operations.

The Group of Twenty (G20), the Organization for Economic Co-operation and Development (OECD), the European Commission (EC) and individual taxing jurisdictions where we and our affiliates do business have recently focused on issues related to the taxation of multinational corporations. The OECD/G20 Inclusive Framework (IF) on base erosion and profit shifting (BEPS) includes actions intended to equip governments with domestic and international rules and instruments to address tax avoidance, ensuring that profits are taxed where economic activities generating the profits are performed and where value is created. The actions include a two-pillar solution to address the tax challenges of the digitalized economy. Pillar One focuses on how profits are allocated between taxing jurisdictions and Pillar Two creates a 15% global minimum tax. Many countries where we do business have already implemented the Pillar Two global minimum tax into their national laws. Other countries are considering enacting laws consistent with the Pillar Two rules, while still others have yet to announce their intention to adopt. The United States has not enacted the Pillar Two global minimum tax and the current administration recently announced its intention to effectively withdraw from the OECD Inclusive Framework as well as its intention to enact retaliatory measures against countries who assert extraterritorial taxes against U.S. taxpayers. The OECD continues to issue guidance on the Pillar Two framework, with new rules released as recently as January, 2025. While we continue to monitor legislative adoption of Pillar Two by country, as well as for additional guidance from the OECD, there is significant uncertainty that exists regarding the interpretation of the detailed Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Accordingly, the final adoption, implementation, and interpretation of Pillar Two across all jurisdictions where we do business could have a material adverse impact on our financial condition, results of operations and cash flows.

President Trump has indicated his willingness to increase the use of tariffs by the U.S. to accomplish certain U.S. policy goals. On February 1, 2025, President Trump signed three executive orders announcing his intent to impose 25% tariffs on imports from Canada and Mexico and a 10% additional tariff on imports from China. While the implementation of tariffs on imports from Mexico and Canada were paused, the Chinese tariffs took effect as scheduled and China responded by implementing 15% tariffs on certain U.S. imports. The implementation of new tariffs on imports from Canada, Mexico, China or other countries for an extended period and without specific exemptions for our products, and any reciprocal tariffs or other reactions by other countries thereto, could have a material adverse impact on our financial condition, results of operations and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We rely on information technology (IT) and operational technology (OT) systems, including technology from third party vendors, to manufacture and ship our products, as well as to process, transmit and store electronic information in our day-to-day operations. We have established an enterprise cybersecurity program, which is administered by a cross-functional team of cybersecurity professionals that includes employees and third party contractors and vendors, that utilizes various tools, methodologies and processes to assess, identify and manage cybersecurity risks related to our IT and OT systems, as well as our products. Our cybersecurity program is designed to monitor and continually enhance our enterprise security posture, with the goal of preventing cybersecurity incidents to the extent feasible, including assessments to better understand our readiness for cybersecurity threats and the resilience of our critical business functions, with the goal of avoiding or reducing the impact if such an event were to occur. We have implemented cybersecurity policies mapped to industry and government standards and frameworks, such as U.S. National Institute of Standards and Technology (NIST) and International Standard of Organization, and our strategy is aligned to the NIST CyberSecurity Framework that provides us a structured approach to managing our cybersecurity risk through its five core functions. We regularly review our cybersecurity policies and require annual cybersecurity training for our employees. We also periodically conduct simulation exercises involving employees at various levels of the organization, as well as our Board of Directors, to prepare for cybersecurity incidents and response planning.

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

We engage and rely upon third parties to provide services and/or goods, represent and/or otherwise act on our behalf. Prior to engaging or conducting any business with or on our behalf, such parties undergo a due diligence review, and a third party security risk assessment is conducted to validate they are legally permitted and qualified to maintain appropriate safeguards to protect our information assets in connection with the services they intend to provide. We perform supplemental reviews as necessary commensurate with the risk associated with each third party, for example, if or when a third party is affected by an incident, that directly or indirectly impacts our company we undertake a full assessment and implement additional controls commensurate to the risk. Furthermore, to minimize risks and vulnerabilities to our systems, our cybersecurity team continuously monitors and addresses cybersecurity threats and incidents at third-party service providers.

Assessing, identifying, and managing cybersecurity related risks are also integrated into our enterprise risk management (ERM) program. Cybersecurity related risks are included in the risk universe that the ERM function evaluates to assess top risks to the Company on an annual basis. Risks are discussed with appropriate members of management, who manage risk coverage, monitoring and reporting in the relevant risk function, including our cybersecurity program, and incorporate those activities as part of developing our strategic plan. The ERM program’s annual risk assessment is presented annually to our Board of Directors.

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

Governance

Our global cybersecurity organization is led by our chief information security officer (CISO), who reports directly to our chief information officer (CIO) and under the organization of our chief information and digital officer (CIDO). Our current CISO has over 19 years of extensive information technology experience, including in security architecture, software development and engineering, as well as leading security operations and incident response, offensive and defensive cyber projects in increasing roles of responsibility. He also previously held Certified Information Systems Security Professional (CISSP) and GIAC Certified Forensics Analyst certifications. Our current CIDO has extensive experience overseeing information technology and security programs, including roles of increasing leadership within our Information and Digital organizations over the last ten years, and prior to that in increasing roles of responsibility managing information systems, including over 18 years at General Electric. Our current CIDO holds CISSP and other IT certifications.

Our Board of Directors oversees an enterprise-wide approach to risk management, including cybersecurity risks. While the Board has the ultimate responsibility for risk oversight, each committee of the Board also oversees risk to the extent it relates to the committee’s responsibilities and provides reports to the Board in its respective area of responsibility. The Risk Committee of our Board also focuses on an enterprise-wide approach to risk management, and has primary oversight responsibility for areas of quality and nonfinancial compliance issues, including cybersecurity risks. The Risk Committee receives periodic updates from the CISO and CIDO on our cybersecurity risks and threats, assessments of our cybersecurity program and the evolving threat landscape. Our Board of Directors also receives annual updates on such cybersecurity matters, or more frequently as appropriate under the procedures described below. Our Board of Directors also receive cybersecurity risk assessments as part of the annual ERM program presentation described above.

We have established controls and procedures to escalate enterprise level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Under our framework, cybersecurity issues, including those involving vulnerabilities introduced by our IT, OT systems and use of third-party software, are analyzed by subject matter experts, including a crisis committee as needed in accordance with our incident response plans, for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to our financial results, operations, and/or reputation are immediately reported by management to the Board of Directors, or individual members or committees thereof, as appropriate, in accordance with our established escalation framework. In addition, we have established procedures to help ensure that members of management responsible for overseeing the effectiveness of disclosure controls are informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made, as appropriate.

ITEM 2. PROPERTIES

Our world headquarters is located in the U.S, in Marlborough, Massachusetts, with principal regional headquarters located in Singapore and Voisins-le-Bretonneux, France. As of December 31, 2024, we maintained 16 principal manufacturing facilities, including eight in the U.S. and Puerto Rico, three in Ireland, two in Costa Rica, one in Malaysia, one in Brazil, one in China, as well as a Global Headquarters in the U.S. and various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions, and also perform research activities. Our products are distributed worldwide from primary customer fulfillment centers in Massachusetts, the Netherlands, Malaysia and Japan. The following is a summary of our facilities as of December 31, 2024 (in approximate square feet):

	Owned(1)	Leased(2)	Total
U.S.	4,148,417	2,249,380	6,397,797
International	3,615,983	2,410,040	6,026,023
	7,764,400	4,659,420	12,423,820
(1) Includes our principal manufacturing facilities in Minnesota, Ireland, Puerto Rico and Coyol, Costa Rica, our manufacturing facility in Malaysia, our primary customer fulfillment centers in Massachusetts, the Netherlands, Malaysia and Japan, as well as our global headquarters located in Marlborough, Massachusetts.
(2) Includes our principal manufacturing facilities in California, Indiana, Brazil, China and Heredia, Costa Rica, as well as our regional headquarters located in Singapore and Voisins-le-Bretonneux, France.

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

Holders of Record

As of January 31, 2025, there were 5,072 holders of record of our common stock.

Dividends

We did not pay a cash dividend in 2024, 2023 or 2022 on our common stock and currently we do not intend to pay cash dividends on our common stock. We may consider declaring and paying a cash dividend in the future; however, there can be no assurance that we will do so.

Securities Authorized for Issuance under Equity Compensation Plans

Please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Part III of this Annual Report on Form 10-K for information on where to find information required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock (2020 Share Repurchase Program). We made no share repurchases in 2024 or 2023 and, as of December 31, 2024, had the full $1.000 billion remaining available under the 2020 Share Repurchase Program. Refer to Note J – Stockholders' Equity to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.

There were no purchases of equity securities by the issuer or affiliated purchases in the fourth quarter of 2024, required to be reported here.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2019 and that any dividends were reinvested.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Boston Scientific Corporation and its subsidiaries for the years ended December 31, 2024 and 2023. For a full understanding of our financial condition and results of operations, this discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

For additional information on our financial condition and results of operations for the year ended December 31, 2022, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our previously filed Annual Report on Form 10-K.

Executive Summary

Financial Highlights and Trends

In 2024, our net sales were $16.747 billion, compared to $14.240 billion in 2023. This increase of $2.507 billion, or 17.6 percent, included operational1 net sales growth of 18.5 percent and the negative impact of 90 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 16.4 percent in 2024 and the positive impact of 210 basis points driven by our acquisitions and divestitures during the period for which there is less than a full period of comparable net sales. In 2023, relevant acquisitions and divestitures included our majority stake investment in Acotec Scientific Holdings Limited (Acotec) and the acquisitions of Apollo Endosurgery, Inc. (Apollo) and Relievant Medsystems, Inc. (Relievant) during the first, second and fourth quarters of 2023, respectively, as well as the divestiture of our pathology business during the second quarter of 2023. In 2024, relevant acquisitions included the endoluminal vacuum therapy portfolio of B. Braun Medical Inc. (Braun), Silk Road Medical, Inc. (Silk Road Medical) and Axonics, Inc. (Axonics) during the first, third and fourth quarters of 2024, respectively. The increase in our net sales was primarily driven by strong commercial execution across our businesses, particularly in our Electrophysiology business unit, which was led by the rapid adoption of our Farapulse™ Pulsed Field Ablation System which launched in 2024. Refer to the Business and Market Overview section for a discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders in 2024 was $1.853 billion, or $1.25 per diluted share. Our reported results for 2024 included certain charges and/or credits which are excluded by management for purposes of assessing operating performance, totaling $1.872 billion (after-tax), or $1.26 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 for 2024 was $3.725 billion, or $2.51 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Results of Operations and Additional Information for a discussion of each reconciling item:

	Year Ended December 31, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$2,282	$436	$1,846	$—	$(8)	$1,853	$1.25
Non-GAAP adjustments:
Amortization expense	856	113	743	—	9	734	0.49
Goodwill and other intangible asset impairment charges	386	48	339	—	—	339	0.23
Acquisition/divestiture-related net charges (credits)	403	28	375	—	—	375	0.25
Restructuring and restructuring-related net charges (credits)	229	30	199	—	—	199	0.13
Litigation-related net charges (credits)	—	0	(0)	—	—	(0)	(0.00)
Investment portfolio net losses (gains) and impairments	20	1	19	—	—	19	0.01
European Union (EU) Medical device regulation (MDR) implementation costs	52	7	45	—	—	45	0.03
Deferred tax expenses (benefits)	—	(165)	165	—	—	165	0.11
Discrete tax items	—	4	(4)	—	—	(4)	(0.00)
Adjusted	$4,229	$502	$3,726	$—	$1	$3,725	$2.51

	Year Ended December 31, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(4)
Reported	$1,985	$393	$1,592	$(23)	$(1)	$1,570	$1.07
Non-GAAP adjustments:
Amortization expense	828	115	713	—	4	709	0.48
Goodwill and other intangible asset impairment charges	58	4	54	—	—	54	0.04
Acquisition/divestiture-related net charges (credits)	373	21	352	—	—	352	0.24
Restructuring and restructuring-related net charges (credits)	185	29	156	—	—	156	0.11
Litigation-related net charges (credits)	(111)	(23)	(88)	—	—	(88)	(0.06)
Investment portfolio net losses (gains) and impairments	21	(3)	24	—	—	24	0.02
EU MDR implementation costs	69	10	59	—	—	59	0.04
Deferred tax expenses (benefits)	—	(155)	155	—	—	155	0.11
Discrete tax items	—	(8)	8	—	—	8	0.01
Adjusted	$3,407	$382	$3,025	$(23)	$4	$2,999	$2.05

(4)For 2023, the effect of assuming the conversion of our 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) into shares of common stock was anti-dilutive, and therefore excluded from the calculation of Net income (loss) per common share — diluted (EPS). Accordingly, GAAP Net income (loss) and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating GAAP Net income (loss) attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of our MCPS automatically converted into shares of common stock.

Business and Market Overview

The following section describes our net sales and results of operations by reportable segment and business. For additional information on our businesses and product offerings, refer to Item 1. Business of this Annual Report on Form 10-K.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) conditions with innovative, less-invasive technologies. Net sales of Endoscopy products of $2.687 billion represented 16 percent of our consolidated net sales in 2024. Endoscopy net sales increased $205 million, or 8.3 percent, in 2024 compared to 2023. This increase included operational net sales growth of 8.9 percent and the negative impact of 60 basis points from foreign currency fluctuations. Operational net sales growth included organic net sales growth of 8.0 percent in 2024, and the positive impact of 100 basis points from our acquisition of Apollo and the divestiture of our pathology business in the second quarter of 2023, and our acquisition of the endoluminal vacuum therapy portfolio of Braun in the first quarter of 2024.

Organic net sales growth was primarily driven by our endoluminal surgery franchise, our single-use imaging franchise led by our EXALT™ Model D Single-Use Duodenoscope and our biliary franchise led by our AXIOS™ Stent and Delivery System.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Net sales of Urology products of $2.200 billion represented 13 percent of our consolidated net sales in 2024. Urology net sales increased $236 million, or 12.0 percent, in 2024 compared to 2023. This increase included operational net sales growth of 12.5 percent and the negative impact of 50 basis points from foreign currency fluctuations. Operational net sales growth included organic net sales growth of 9.3 percent in 2024, and the positive impact of 330 basis points from our acquisition of Axonics in the fourth quarter of 2024.

Organic net sales growth was primarily driven by our stone management, led by our Lumenis Pulse™ Holmium Laser Systems with MOSES™ Technology, and prosthetic urology franchises and our prostate health franchise led by our Rezūm™ Systems.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $1.106 billion represented 7 percent of our consolidated net sales in 2024. Neuromodulation net sales increased $130 million, or 13.3 percent, in 2024 compared to 2023. This increase included operational net sales growth of 13.7 percent and the negative impact of 40 basis points from foreign currency fluctuations. Operational net sales growth included organic net sales growth of 2.7 percent in 2024, and the positive impact of 1,100 basis points from our acquisition of Relievant in the fourth quarter of 2023.

Organic net sales growth was primarily driven by our deep brain stimulation franchise and our radiofrequency ablation portfolio.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $8.344 billion represented 50 percent of our consolidated net sales in 2024. Cardiology net sales increased $1.636 billion, or 24.4 percent in 2024 compared to 2023. This increase included operational net sales growth of 25.4 percent and the negative impact of 100 basis points from foreign currency fluctuations.

Operational net sales growth was primarily driven by growth of our Electrophysiology business unit, led by our Farapulse™ Pulsed Field Ablation System and our access solutions portfolio, continued market penetration of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN FLX™ LAAC Device and our WATCHMAN FLX™ Pro LAAC Device, as well as our percutaneous coronary intervention guidance franchise.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $2.410 billion represented 14 percent of our consolidated net sales in 2024. Peripheral Interventions net sales increased $300 million, or 14.2 percent in 2024 compared to 2023. This increase included operational net sales growth of 15.5 percent and the negative impact of 120 basis points from foreign currency fluctuations. Operational net sales growth included organic net sales growth of 10.9 percent, and the positive impact of 460 basis points from our majority stake investment in Acotec which we acquired in the first quarter of 2023 and our acquisition of Silk Road Medical during the third quarter of 2024.

Organic net sales growth was primarily driven by our interventional oncology franchise led by our EMBOLD™ Fibered Coil and Therasphere™ Y-90 Radioactive Glass Microspheres, as well as our drug-eluting portfolio within our vascular franchise led by our Ranger™ Drug Coated Balloon.

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

Our Emerging Markets' net sales represented 16 percent of our consolidated net sales in 2024 and 2023. In 2024, our Emerging Markets net sales grew 16.1 percent on a reported basis including operational net sales growth of 19.6 percent and the negative impact of 360 basis points from foreign currency fluctuations, compared to 2023. Operational net sales growth was primarily driven by growth in China, fueled by the breadth of our portfolio and focus on innovation and strong commercial execution.

Economic Environment

As a global developer, manufacturer and marketer of medical devices, our business is subject to local and international macroeconomic trends as well as geopolitical factors. While global supply chain disruptions continued to improve in 2024, we have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, monetary policy, trade policies, foreign currency fluctuations and changes in tax laws, as well as actions by governments in response thereto, could create additional economic challenges which could negatively impact our business operations and results. Geopolitical developments, including related to various ongoing global conflicts and tensions, may create economic, supply chain, transportation, energy, and other challenges, including disruptions to business operations, which could negatively impact our business and results of operations. Further, sanctions, tariffs, or other measures that restrict international trade, as well as instability resulting from global conflicts, could negatively affect our business operations and results.

Results of Operations

Net Sales

The following table provides our net sales by reportable segment and business, and the relative change in growth on a reported basis:

	Year Ended December 31,			2024 versus 2023	2023 versus 2022
(in millions)	2024	2023	2022
Endoscopy	$2,687	$2,482	$2,221	8.3%	11.7%
Urology	2,200	1,964	1,773	12.0%	10.8%
Neuromodulation	1,106	976	917	13.3%	6.4%
MedSurg	5,993	5,422	4,911	10.5%	10.4%
Cardiology	8,344	6,709	5,932	24.4%	13.1%
Peripheral Interventions	2,410	2,110	1,899	14.2%	11.1%
Cardiovascular	10,755	8,819	7,831	22.0%	12.6%
	16,747	14,240	12,742	17.6%	11.8%
Other(1)	—	—	(60)	0.0%	(100.0)%
Net Sales	$16,747	$14,240	$12,682	17.6%	12.3%

(1)In 2022, amounts reflect sales reserves established for Italian government payback provisions, not allocated to reportable segments, which are being disputed in the Italian court system.

Refer to Executive Summary for further discussion of our net sales and a comparison of our 2024 and 2023 net sales.

In 2023, we generated net sales of $14.240 billion compared to $12.682 billion in 2022. This increase of $1.558 billion, or 12.3 percent, included operational growth of 13.1 percent and the negative impact of 80 basis points from foreign currency fluctuations. Operational net sales growth included organic net sales growth of 12.3 percent in 2023 and the positive impact of 80 basis points driven by our majority stake investment in Acotec and the acquisitions of Apollo and Relievant during the first, second and fourth quarters of 2023, respectively, as well as the divestiture of our pathology business during the second quarter of 2023 and our acquisition of Baylis Medical Company, Inc. (Baylis Medical) during the first quarter of 2022, for which there were less than a full prior period of comparable net sales. The increase in our 2023 net sales was primarily driven by acquisitions as well as the strength and diversity of our product portfolio coupled with growth in the underlying markets in which we compete and strong commercial execution.

Gross Profit

Our gross profit was $11.490 billion in 2024 and $9.896 billion in 2023. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Gross Profit Margin
Year Ended December 31, 2022	68.8%
Manufacturing and supply costs	1.7%
Sales pricing, volume and mix	1.9%
Net impact of foreign currency fluctuations	(2.2)%
All other, including inventory charges and other period expenses	(0.7)%
Year Ended December 31, 2023	69.5%
Sales pricing, volume and mix	0.7%
All other, including inventory charges and other period expenses	(1.6)%
Year Ended December 31, 2024	68.6%

The primary factors contributing to the decrease in our gross profit margin for 2024 compared to 2023 were inventory charges, including related to the POLARx™ cryoablation system given the strong commercial adoption of our Farapulse™ Pulsed Field

Ablation System, strategic manufacturing capacity investments and other period expenses, partially offset by increased sales of higher margin products.

The primary factors contributing to the increase in our gross profit margin for 2023 compared to 2022 were increased sales of higher margin products, as well as improvements in manufacturing, raw material and component, and freight costs, partially offset by the unfavorable impact of foreign currency and period expenses.

EU MDR Implementation Costs

The EU MDR replaced the existing European Medical Devices Directive (MDD) and Active Implantable Medical Device Directive (AIMDD) regulatory frameworks, and manufacturers of medical devices were required to comply with EU MDR beginning in May 2021 for new products and by May 2024 for medical devices that have a valid CE Certificate to the Directives issued before May 2021. In 2023, updates to the legislative text of the EU MDR were adopted by the European Parliament and the Council of the European Union, including an extension of the transitional period to 2027 for certain high risk class devices and 2028 for lower risk class medical devices that have a valid CE Certificate to the Directives issued before May 2021.

We began our EU MDR implementation efforts in late 2019 and have incurred cumulative expenses of $408 million through December 31, 2024, which are primarily being recorded within Cost of product sold. We expect to incur total expenses of approximately $450 million to $500 million over the transition period.

Operating Expenses

The following table provides a summary of our key operating expenses:

	Year Ended December 31,
	2024		2023		2022
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$5,984	35.7%	$5,190	36.4%	$4,520	35.6%
Research and development expenses	1,615	9.6%	1,414	9.9%	1,323	10.4%

Selling, General and Administrative (SG&A) Expenses

In 2024, our SG&A expenses increased $794 million, or 15 percent compared to 2023 and were 70 basis points lower as a percentage of net sales. The increase in SG&A expenses was due primarily to higher selling costs driven by higher global net sales and costs to support product launches, including the Farapulse™ Pulsed Field Ablation System in our Electrophysiology business unit.

In 2023, our SG&A expenses increased $670 million, or 15 percent compared to 2022 and were 80 basis points higher as a percentage of net sales. The increase in SG&A expenses was primarily due to higher selling costs driven by higher global net sales, costs to support new and planned product launches, including the Farapulse™ Pulsed Field Ablation System in our Electrophysiology business unit and comparatively higher acquisition-related and restructuring-related expenses.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses. In 2024, our R&D expenses increased $201 million, or 14 percent compared to 2023, and were 30 basis points lower as a percentage of net sales. In 2023, our R&D expenses increased $91 million, or 7 percent compared to 2022, and were 50 basis points lower as a percentage of net sales. R&D expenses increased in both periods as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

We recorded Amortization expense of $856 million in 2024 and $828 million in 2023 related to intangible assets acquired in a business combination or asset acquisition, as well as internally-developed patents. In 2024, Amortization expense increased $28 million, or 3 percent, as compared to 2023. In 2023, Amortization expense increased $25 million, or 3 percent, as compared to 2022. The increase in both periods was primarily driven by the addition of amortizable intangible assets associated with acquisitions.

Intangible Asset Impairment Charges

We recorded Intangible asset impairment charges of $386 million in 2024 and $58 million in 2023. The impairment charges recorded in 2024 were primarily associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Electrophysiology and Peripheral Interventions business units, respectively. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ Pulsed Field Ablation System in our Electrophysiology business unit and the resulting lower revenue projections and cannibalization of our cryoablation business. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024. The impairment charges recorded in 2023 were primarily associated with the cancellation of an in-process research and development (IPR&D) program due to the incremental time and cost to complete the program and bring the technology to market. Refer to Critical Accounting Estimates for a discussion of key assumptions used in our intangible asset impairment testing and future events that could have a negative impact on the recoverability of our intangible assets.

Contingent Consideration Net Expense (Benefit)

	Year Ended December 31,
(in millions)	2024	2023	2022
Net charges (benefit)	$(5)	$58	$35
Payments for prior acquisitions following the achievement of associated milestones	232	76	371

To recognize changes in the fair value of our contingent consideration liability, we recorded a net benefit of $5 million in 2024 and net charges of $58 million in 2023. In addition, we made payments of $232 million and $76 million associated with prior acquisitions during 2024 and 2023, respectively, following the achievement of revenue-based earnouts. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details related to our contingent consideration arrangements.

Restructuring and Restructuring-related Net Charges

On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program (the 2023 Restructuring Plan). For additional information, refer to "2023 Restructuring Plan" under the heading Liquidity and Capital Resources below.

Pursuant to the 2023 Restructuring Plan, we recorded the following restructuring and restructuring-related charges:

	Year Ended December 31,
(in millions)	2024	2023	2022
Restructuring charges(1)	$16	$69	$24
Restructuring-related charges(2)	212	115	86
(1)These charges are recorded in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations.
(2)These charges are primarily recorded within Cost of products sold, SG&A Expenses and R&D Expenses.

The following table presents our restructuring reserve balance:

	As of December 31,
(in millions)	2024	2023
Restructuring reserve balance	$26	$41

Litigation-related Net Charges (Credits)

We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our consolidated financial statements. We did not record any litigation-related net charges (credits) in 2024. We recorded litigation-related net credits of $111 million in 2023, primarily related to the settlement of offensive patent litigation. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Interest Expense

The following table provides a summary of our Interest expense and average borrowing rate:

	Year Ended December 31,
	2024	2023	2022
Interest expense (in millions)	$(305)	$(265)	$(470)
Average borrowing rate	2.8%	2.8%	5.0%

Interest expense increased in 2024, compared to the prior year, primarily due to increased debt from the registered public offering of €2.000 billion in aggregate principal amount of euro-denominated senior notes (the 2024 Eurobonds) during the first quarter of 2024. Interest expense decreased in 2023, compared to 2022, primarily due to $194 million of charges associated with the early extinguishment of $3.275 billion of certain of our senior notes, including payment of tender premiums and the acceleration of unamortized debt issuance costs, as well as the issuance of euro-denominated senior notes during the first quarter of 2022. Our average borrowing rate remained flat in 2024 compared to 2023 and decreased in 2023 compared to 2022. Refer to Liquidity and Capital Resources, as well as Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding our debt obligations.
Other, net
The following are the components of Other, net:

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest income	$107	$22	$10
Net foreign currency gain (loss)	(16)	(41)	(31)
Net gains (losses) on investments(1)	(79)	(59)	(1)
Other income (expense), net	(29)	(14)	(16)
	$(16)	$(93)	$(38)
(1)Net gains (losses) on investments include investment portfolio net losses (gains) and impairments as well as the impact of recording our share of the earnings or losses of equity method investees.

Interest income increased during 2024, compared to prior periods, primarily due to higher average cash balances invested in each period as a result of the registered public offering of the 2024 Eurobonds during the first quarter of 2024. Net proceeds from the offering were primarily used to fund a portion of the purchase price of our Axonics acquisition which was initially expected to close in the first half of 2024 and ultimately closed in the fourth quarter of 2024.

Tax Rate
The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Year Ended December 31,
	2024	2023	2022
Reported tax rate	19.1%	19.8%	38.9%
Impact of certain receipts/charges(1)	(1.1)%	(0.2)%	(19.1)%
Rate from continuing operations	18.0%	19.6%	19.8%
(1)    These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In 2024, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relate to certain acquisition-related net charges and impairment charges as well as certain discrete tax benefits primarily related to stock-based compensation and changes in valuation allowance.

In 2023, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relate to receipts for litigation, certain acquisition-related net charges and restructuring-related net charges as well as certain discrete tax benefits primarily related to unrecognized tax benefits for the conclusion of the 2017-2018 IRS audit, provision-to-return adjustments, and stock-based compensation.

In 2022, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relate to litigation-related net charges, acquisition-related net charges, impairment charges, and debt extinguishment net charges as well as certain discrete tax benefits primarily related to stock-based compensation, changes in valuation allowance as well as charges for unrecognized tax benefits.

Effective January 1, 2024, many countries where we do business adopted a global minimum effective tax rate of 15% based on the Pillar Two framework issued by the Organization for Economic Cooperation and Development (OECD). Other countries where we do business are also considering adopting the framework or are in various stages of enacting the framework into their country’s laws. The impact of the Pillar Two global minimum tax on our 2024 tax rate from continuing operations was immaterial, and we expect a similar impact in 2025 based on the countries that have adopted the Pillar Two rules, and the guidance issued to date.

The Company continues to monitor further legislative adoption of the Pillar Two rules by country. The United States has not enacted the Pillar Two global minimum tax, and the current administration recently announced its intention to effectively withdraw from the OECD Inclusive Framework as well as its intention to enact retaliatory measures against countries who assert extraterritorial taxes against U.S. taxpayers. In addition, significant uncertainty exists regarding the interpretation of the detailed Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Developments related to these uncertainties could impact our expectations regarding the impact of the Pillar Two global minimum tax on our tax rate from continuing operations in 2025.

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

As of December 31, 2024, we had $414 million of unrestricted Cash and cash equivalents on hand, including approximately $50 million held by Acotec, a less than wholly owned entity of which we acquired a majority stake investment during the first quarter of 2023. The balance is comprised of $50 million invested in money market funds and time deposits and $364 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into our $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. On May 10, 2024, we entered into a third amendment to the 2021 Revolving Credit Facility credit agreement, which provided for, among other things, an extension of the scheduled maturity date to May 10, 2029, an amendment of the Ratings based pricing grid of the Applicable Margin, each as defined in the credit agreement, and reset the applicable date for purposes of determining the amounts of restructuring charges and restructuring-related expenses that may be excluded from consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the credit agreement, for purposes of our maximum leverage ratio covenant, from December 31, 2022 to March 31, 2024, as further discussed under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There was $191 million outstanding under our commercial paper program as of December 31, 2024. There were no amounts outstanding under the 2021 Revolving Credit Facility as of December 31, 2024, resulting in an additional $2.559 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The following provides a summary and description of our net cash inflows (outflows):

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash provided by (used for) operating activities	$3,435	$2,503	$1,526
Cash provided by (used for) investing activities	(5,687)	(2,574)	(2,011)
Cash provided by (used for) financing activities	1,814	5	(548)

Operating Activities

In 2024, cash provided by (used for) operating activities increased $932 million as compared to 2023, primarily due to higher net sales and operating income, slower inventory buildup due to improved macroeconomic supply chain conditions, as well as increases in employee related accruals, accrued commissions and accrued rebates, partially offset by higher prepaid expenses and income tax receivables. In 2023, cash provided by (used for) operating activities increased $977 million compared to 2022, primarily due to comparatively higher net sales and operating income, lower non-recurring tax payments compared to prior year, as well as timing of employee related accruals and prepaid expenses. This increase was partially offset by the use of cash associated with an increase in inventory purchases as a result of higher sales and ensuring continuity of supply to meet procedural volume demand.

Investing Activities

In 2024, cash provided by (used for) investing activities included cash payments of $4.640 billion for the acquisitions of businesses, net of cash acquired, primarily related to the acquisitions of Axonics and Silk Road Medical, and purchases of property, plant and equipment and internal use software of $790 million. For more information on our acquisitions, refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. In 2023, cash provided by (used for) investing activities included cash payments of $1.811 billion, net of cash acquired, for the acquisitions of Apollo, Relievant and our majority stake investment in Acotec, as well as purchases of property, plant and equipment and internal use software of $711 million.

Financing Activities

In 2024, cash provided by (used for) financing activities included proceeds from the registered public offering of the 2024 Eurobonds. The offering resulted in cash proceeds of $2.145 billion, net of investor discounts and issuance costs. We primarily used the net proceeds from the offering to fund a portion of the purchase price of our acquisition of Axonics and to pay related fees and expenses, and for general corporate purposes. We also used the net proceeds to fund the repayment at maturity of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes. For more information, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. In 2024, cash provided by (used for) financing activities also included proceeds from the issuances of common stock pursuant to employee stock compensation and purchase plans of $230 million and net proceeds from the issuance of commercial paper of $187 million, partially offset by payments of contingent consideration previously established in purchase accounting of $131 million. In 2023, cash provided by (used for) financing activities included proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans of $182 million partially offset by cash used to net share settle employee equity awards of $56 million, payments for royalty rights of $50 million and payments of contingent consideration previously established in purchase accounting of $39 million.
Our liquidity plans are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors of this Annual Report on Form 10-K, some of which are outside our control. These and other risks and uncertainties could limit our ability to successfully execute our business plans and adversely affect our liquidity plans.

Financial Covenant

As of December 31, 2024, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement as of December 31, 2024	Actual as of December 31, 2024
Maximum permitted leverage ratio(1)	4.75 times	2.26 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the 2021 Revolving Credit Facility credit agreement.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. On November 15, 2024, we announced the closing of our acquisition of Axonics, which we had previously designated as a Qualified Acquisition under the credit agreement, increasing the maximum permitted leverage ratio to 4.75 times as of December 31, 2024. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of December 31, 2024, we had $322 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of December 31, 2024, we had $1.435 billion of the litigation exclusion remaining.

Debt

The following table presents the current and long-term portions of our total debt:

	As of
(in millions)	December 31, 2024	December 31, 2023
Current debt obligations	$1,778	$531
Long-term debt	8,968	$8,571
Total debt	$10,746	$9,102

The following table presents the portions of our total debt that are comprised of fixed and variable rate debt instruments, which are presented on an amortized cost basis:

	As of
(in millions)	December 31, 2024	December 31, 2023
Fixed-rate debt instruments	$10,507	$9,070
Variable rate debt instruments	239	32
Total debt	$10,746	$9,102

For additional details related to our debt obligations, including our financial covenant requirements, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Equity

In 2024, we received $230 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, compared to $182 million in 2023. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees. Stock-based compensation expense related to our stock ownership plans was $266 million in 2024 and $233 million in 2023. Stock-based compensation expense varies from period to period based upon, among other factors, the timing, number and fair value of awards granted during the period, forfeiture levels related to unvested awards and employee contributions to our employee stock purchase plan, as well as the retirement eligibility of stock award recipients.
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

On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. We did not repurchase any shares of our common stock in 2024 or 2023, and had the full amount available under the authorization as of December 31, 2024. There were approximately 263 million shares in treasury as of December 31, 2024 and 2023.

Contractual Obligations and Commitments

(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Debt obligations(1)	$1,730	$255	$935	$1,123	$1,051	$5,547	$10,642
Interest payments(2)	288	270	266	253	234	1,385	2,695
Lease obligations(3)	94	84	64	52	43	227	564
Purchase obligations(2)	881	220	125	108	21	159	1,514
Legal reserves(4)	177	—	—	—	—	—	177
One-time transition tax	147	—	—	—	—	—	147
	$3,316	$829	$1,390	$1,536	$1,349	$7,318	$15,739

(1)Debt obligations are comprised of our senior notes outstanding as of December 31, 2024. This does not include unamortized debt issuance discounts, deferred financing costs and gains on fair value hedges or finance lease obligations. Refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.
(2)In accordance with U.S. GAAP, these obligations relate primarily to expenses associated with future periods and, with the exception of accrued interest, are not reflected in our consolidated balance sheet as of December 31, 2024. Interest payments included above are calculated based on rates and required fees applicable to our outstanding debt obligations as of December 31, 2024 described in Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(3)Lease obligations include minimum lease payments under our operating lease agreements. Refer to Note F – Leases to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.
(4)Timing of payment for our long-term liability for legal matters that are probable and estimable as of December 31, 2024 is uncertain and as such it is excluded from the table above. Refer to Note I – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

The amounts in the table above with respect to purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business. The table above does not include:

•Any future obligations to make payments of contingent consideration pursuant to certain of our acquisition agreements, due to the exact amount and timing of payments being uncertain. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information;

•Unrecognized tax benefits, accrued interest and penalties and other related items because the timing of their future cash settlement is uncertain. Refer to Note H – Income Taxes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information;

•Acquired IPR&D projects that require future funding to complete. We estimate that the total remaining cost to complete acquired IPR&D projects is between $125 million and $135 million. Net cash inflows from the projects currently in development are expected to continue through 2042, following the respective launches of these technologies in the U.S. and Europe. See Note C – Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information;

•A previously executed finance lease for additional office and warehouse space which commenced in December 2024. Total estimated undiscounted future lease payments are approximately $240 million. This lease has a noncancellable lease term of 25 years. See Note F – Leases to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information;

•One lease we have entered into as of December 31, 2024 for additional office and lab space which has not yet commenced as the facility is currently under construction. We do not control the building during construction and are thus not deemed to be the owner during construction. Total estimated undiscounted future lease payments are approximately $250 million, which includes a buyout option exercisable once construction is complete which we are reasonably certain to exercise. The lease is expected to commence in the second half of 2025 with a noncancellable lease term of 20 years;

•The January 24, 2025 acquisition of Cortex Inc., consisting of an upfront cash payment of $248 million, net of cash acquired, and up to approximately $50 million in future payments upon achievement of certain regulatory milestones;

•The definitive agreement, entered into on January 8, 2025, to acquire Bolt Medical, Inc. (Bolt Medical). We have been an investor in Bolt Medical since 2019 and currently hold an equity stake of approximately 26 percent. The transaction price to acquire the remaining stake is expected to result in an upfront cash payment of approximately $443 million upon closing and up to approximately $221 million in future payments upon achievement of certain regulatory milestones. The transaction is expected to close during the first half of 2025, subject to customary closing conditions. We plan to fund the acquisition through a mix of cash on hand and commercial paper; and

•The definitive agreement, entered into on November 25, 2024, to acquire Intera Oncology® Inc., for approximately $175 million, which is expected to close during the first half of 2025, subject to customary closing conditions. We plan to fund the acquisition through a mix of cash on hand and commercial paper.

2023 Restructuring Plan

On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program (the 2023 Restructuring Plan). The 2023 Restructuring Plan is helping to advance our Global Supply Chain Optimization strategy, which is intended to simplify our manufacturing and distribution network by transferring certain production lines among facilities and drive operational efficiencies and resiliency. Key activities under the 2023 Restructuring Plan also include optimizing certain functional capabilities to achieve cost synergies and better support business growth. These activities were initiated in the first quarter of 2023 and are expected to be substantially complete by the end of 2025.

While we expect limited role reductions as a result of these restructuring activities, we anticipate that our overall employee base will remain relatively unchanged upon completion of the 2023 Restructuring Plan as new jobs are created in areas of growth and resources are deployed to support an expanding portfolio and growing global market needs.

The implementation of the 2023 Restructuring Plan is estimated to result in total pre-tax charges of approximately $450 million to $550 million, of which approximately $350 million to $450 million is expected to result in cash outlays, and reduce gross annual pre-tax expenses by approximately $225 million to $275 million as program benefits are realized. We expect to reinvest a substantial portion of the savings in strategic growth initiatives. The following table provides a summary of our range of estimates of total pre-tax charges associated with the 2023 Restructuring Plan by major type of cost:

Type of Cost (in millions)	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits(1)	$60	-	$80
Other(2)	20	-	40
Restructuring-related expenses:
Transfer costs(3)	300	-	330
Other(4)	70	-	100
	$450	-	$550

(1)Plans detailing specific employee impacts will be developed for each affected region and business, working with employee representative bodies where required under local laws.
(2)Consists primarily of consulting fees and costs associated with contractual cancellations.
(3)Represents costs to transfer product and manufacturing lines between geographically dispersed facilities.
(4)Comprised of other costs directly related to the restructuring program, including program management, accelerated depreciation and fixed asset write-offs.
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

Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances, utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350, Intangibles - Goodwill and Other (FASB ASC Topic 350), in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2024 annual impairment assessment, we identified the following reporting units for purposes of our annual goodwill impairment test: Interventional Cardiology, Rhythm Management, Peripheral Interventions, Endoscopy, Urology and Neuromodulation. Based on the criteria prescribed in FASB ASC Topic 350, we aggregated the Interventional Cardiology Therapies and Watchman components of our Cardiology operating segment into a single Interventional Cardiology reporting unit and aggregated the Cardiac Rhythm Management and Electrophysiology components into a single Rhythm Management reporting unit.

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

Income Taxes

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as estimates of the impact of future taxable income and available prudent and feasible tax-planning strategies. The realizability assessments made at a given balance sheet date are subject to change, particularly if earnings of a subsidiary are inconsistent with expectations, or if we take operational or tax planning actions that could impact the future taxable earnings of a subsidiary. Each reporting period, we monitor the need for valuation allowances for each filing group in each jurisdiction where we are subject to tax. Based on currently available information, we believe that it is more likely than not that our deferred tax assets, net of valuation allowances, will be realized.

We establish reserves when we believe that certain positions are likely to be challenged despite our belief that our tax return positions are fully supportable. The calculation of our tax liabilities involves significant judgment based on individual facts, circumstances, and information available in addition to applying complex tax regulations across our global operations. To recognize an uncertain tax benefit in the consolidated financial statements, the taxpayer must determine if it is more likely than not that the position will be sustained, with the measurement of the resulting benefit calculated as the largest amount more than 50 percent likely to be realized upon resolution of the benefit. We review these tax uncertainties each reporting period to consider changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. Upon final resolution with tax authorities, we may prevail in positions for which reserves have been established, or we may be required to pay amounts more than established reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, results of operations, financial position and/or cash flows.

New Accounting Pronouncements

Refer to Note P – New Accounting Pronouncements to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information on standards implemented during 2024 and standards to be implemented in future periods.

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

Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included under Executive Summary above.

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

Adjusted Net Income (loss), Adjusted Net Income (loss) Attributable to Common Stockholders and Adjusted Net Income (loss) per Share

•Amortization expense - We record intangible assets acquired in a business combination or asset acquisition, as well as internally-developed patents at historical cost and amortize them over their estimated useful lives. Amortization expense is excluded from management's assessment of operating performance due to its non-cash nature and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Goodwill and other intangible asset impairment charges - These amounts represent write-downs of certain goodwill and/or other intangible asset balances. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment and test our other indefinite-lived intangible assets at least annually for impairment. Similarly, we test our goodwill on an annual basis in the second quarter of each year and monitor for indicators of impairment during the remaining quarters. If we determine the carrying value of the amortizable intangible asset is not recoverable, goodwill of a reporting unit is impaired or it is more likely than not that the indefinite-lived asset is impaired, we will write the carrying value down to fair value in the period identified. Impairment charges are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Acquisition/divestiture-related net charges (credits) - These adjustments may consist of (a) contingent consideration fair value adjustments; (b) gains on previously held investments; (c) due diligence, deal fees and other fees and costs related to our acquisition and divestiture transactions; (d) inventory step-up amortization and accelerated compensation expense; (e) integration and exit costs; and (f) separation costs and gains or losses primarily associated with the sale of a business or portion of a business. The contingent consideration fair value adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration. Gains on previously held investments, due diligence, deal fees and other fees and costs, inventory step-up amortization, accelerated compensation expense, and other expenses and gains or losses associated with divestitures or acquisitions can be highly variable and not representative of ongoing operations. Integration, separation and exit costs include contract cancellations, severance and other compensation-related charges and costs, project management fees and costs, and other direct costs associated with the integration of our acquisitions or separation of our divested businesses. These integration, separation and exit activities take place over a defined timeframe and have distinct project timelines, are incremental to activities and costs that arise in the ordinary course of our business and are not considered part of our core, ongoing operations. These acquisition/divestiture-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Restructuring and restructuring-related net charges (credits) - These adjustments primarily represent severance and other compensation-related charges, fixed asset write-offs, contract cancellations, project management fees, facility shut down costs, costs to transfer manufacturing lines between geographically dispersed facilities and other direct costs associated with our restructuring plans. These restructuring plans each consist of distinct initiatives that are fundamentally different from our ongoing, core cost reduction initiatives in terms of, among other things, the frequency with which each action is performed and the required planning, resourcing, cost and timing. Examples of such initiatives include the movement of business activities, facility consolidations and closures and the transfer of product lines between manufacturing facilities, which, due to the highly regulated nature of our industry, requires a significant investment in time and cost to create duplicate manufacturing lines, run product validations and seek regulatory approvals. Restructuring initiatives take place over a defined timeframe and have a distinct project timeline that requires, and begins subsequent to, approval by our Board of Directors. In contrast to our ongoing cost reduction initiatives, restructuring initiatives typically result in duplicative cost and exit costs over the defined timeframe and are not considered part of our core, ongoing operations. These restructuring plans are incremental to the core activities that arise in the ordinary course of our business. Restructuring and restructuring-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Litigation-related net charges (credits) - These adjustments include certain product liability and other litigation-related charges and credits. We record these charges and credits, which we consider to be unusual or infrequent and significant, within the litigation-related charges (credits) line in our consolidated statements of operations; all other legal and product liability charges, credits and costs are recorded within selling, general and administrative expenses. Certain litigation-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•EU MDR implementation costs - These adjustments represent certain incremental costs specific to complying with new regulatory requirements in the EU. EU MDR replaced the existing MDD regulatory framework, and manufacturers of medical devices were required to comply with EU MDR beginning in May 2021 for new products and by May 2024 for medical devices which have a valid CE Certificate to the Directives issued before May 2021. In 2023, updates to the legislative text of the EU MDR were adopted by the European Parliament and the Council of the European Union, including an extension of the transitional period to 2027 for certain high risk class devices and 2028 for lower risk class medical devices that have a valid CE Certificate to the Directives issued before May 2021. We expect to incur significant expenditures in connection with the adoption of the EU MDR requirements and we consider the adoption of EU MDR to be a significant change to a regulatory framework, and therefore, these expenditures are not considered to be ordinary course expenditures in connection with regulatory matters. As such, certain of these costs are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Debt extinguishment net charges - These amounts relate to the early extinguishment of certain outstanding principal amounts of our senior notes. Certain debt extinguishment net charges are excluded from management's assessment of operating performance used for making operating decisions and assessing performance,

•Investment portfolio net losses (gains) and impairments - These amounts represent write-downs or fair value remeasurement gains and losses related to our investment portfolio. Each reporting period, we evaluate our investments without a readily determinable fair value to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value and determine if the impairment is other-than-temporary, and recognize an impairment loss. In addition, for those investments accounted for under the measurement alternative method of accounting, we record gains and losses to remeasure the carrying value of the investments to their fair values based on observable market prices or implied market values. Investment impairment charges and fair value remeasurements can be highly variable dependent on external market factors and conditions relative to the underlying investee, which are generally outside of the control of management, as such these amounts are excluded from management's assessment of performance,

•Deferred tax expenses (benefits) - This adjustment relates to a significant non-cash tax benefit arising from an intra-entity asset transfer of intellectual property completed in the fourth quarter of 2019 which resulted in our recording a $4.102 billion net deferred tax asset. The deferred tax benefit associated with the establishment of the net deferred tax asset as well as any deferred tax expense resulting from the reversal of the deferred tax asset are excluded from management's assessment of operating performance used for making operating decisions and assessing performance, and

•Discrete tax items - These items represent adjustments for certain tax charges (credits) including those which (a) are related to the indirect consequences of non-GAAP charges (credits) on limitations that impact certain tax benefits or incentives in the current period or (b) are related to the tax consequences of a non-GAAP adjustment item booked in a prior period. These discrete tax items are excluded from management's assessment of operating performance used for making operating decisions and assessing performance.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

In accordance with the SEC Staff's interpretive guidance for newly acquired businesses, we are permitted to omit an assessment of an acquired business's internal control over financial reporting from our assessment of internal control for up to one year from the acquisition date. As such, we have excluded our acquisitions of Silk Road Medical, Inc. and Axonics, Inc., each acquired during 2024, from our annual assessment of internal controls over financial reporting as of December 31, 2024. These businesses represented approximately one percent of total assets as of December 31, 2024 and approximately one percent of net sales for the year then ended.

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

Opinion on Internal Control Over Financial Reporting

We have audited Boston Scientific Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Boston Scientific Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Silk Road Medical, Inc. and Axonics, Inc., which are included in the 2024 consolidated financial statements of the Company and constituted approximately one percent of total assets as of December 31, 2024 and approximately one percent of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Silk Road Medical, Inc. and Axonics, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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
February 18, 2025

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $7.636 billion as of December 31, 2024 and $5.899 billion as of December 31, 2023. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $322 million as of December 31, 2024 compared to $236 million as of December 31, 2023. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $394 million as of December 31, 2024 compared to $288 million as of December 31, 2023. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our earnings.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of December 31, 2024 and December 31, 2023. As of December 31, 2024, $10.451 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 98 percent of our total debt, on an amortized cost basis. As of December 31, 2024, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

Description of the Matter	Valuation of intangible assets acquired in business combinations
As disclosed in Note B to the consolidated financial statements, during 2024, the Company completed the acquisitions of Silk Road Medical, Inc. and Axonics, Inc. for purchase prices, net of cash acquired, of $1,126 million and $3,409 million, respectively.

Auditing the Company’s accounting for the business combinations was complex due to the significant estimation required by management to determine the fair value of identified intangible assets, which totaled $1,749 million and principally consisted of developed technology. The Company used an income approach to measure the technology-related intangible assets acquired. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates, and EBITDA margins attributed to the assets. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for business combination transactions. For example, we tested controls over the identification and valuation of intangible assets, including the underlying assumptions used to develop such estimates. We read the purchase agreements, evaluated the significant assumptions and methods used in developing the fair value estimates, and tested the recognition of (1) the tangible assets acquired and liabilities assumed at fair value; (2) the identifiable intangible assets acquired at fair value; and (3) goodwill measured as a residual.

To test the estimated fair value of the intangible assets acquired, we performed audit procedures that included, among others, evaluating the Company's use of the income approach and testing the significant assumptions used in the model, as described above. We evaluated the completeness and accuracy of the underlying data used in the analyses. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired businesses and to other guideline companies within the same industry. We involved our valuation professionals to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.

Boston, Massachusetts
February 18, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Net sales	$16,747	$14,240	$12,682
Cost of products sold	5,257	4,345	3,956
Gross profit	11,490	9,896	8,727

Operating expenses:
Selling, general and administrative expenses	5,984	5,190	4,520
Research and development expenses	1,615	1,414	1,323
Royalty expense	33	46	47
Amortization expense	856	828	803
Intangible asset impairment charges	386	58	132
Contingent consideration net expense (benefit)	(5)	58	35
Restructuring net charges (credits)	16	69	24
Litigation-related net charges (credits)	—	(111)	173
Loss (gain) on disposal of businesses and assets	—	—	22
	8,887	7,553	7,078
Operating income (loss)	2,603	2,343	1,649

Other income (expense):
Interest expense	(305)	(265)	(470)
Other, net	(16)	(93)	(38)
Income (loss) before income taxes	2,282	1,985	1,141
Income tax expense (benefit)	436	393	443
Net income (loss)	1,846	1,592	698
Preferred stock dividends	—	(23)	(55)
Net income (loss) attributable to noncontrolling interests	(8)	(1)	—
Net income (loss) attributable to Boston Scientific common stockholders	$1,853	$1,570	$642

Net income (loss) per common share — basic	$1.26	$1.08	$0.45
Net income (loss) per common share — diluted	$1.25	$1.07	$0.45

Weighted-average shares outstanding
Basic	1,471.5	1,453.0	1,430.5
Diluted	1,485.9	1,463.5	1,439.7

See notes to the consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income (loss)	$1,846	$1,592	$698
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	225	(105)	(94)
Net change in derivative financial instruments	1	(115)	63
Net change in defined benefit pensions and other items	(8)	(9)	37
Other comprehensive income (loss)	218	(230)	6
Comprehensive income (loss)	2,064	1,362	704
Net income (loss) attributable to noncontrolling interests	(8)	(1)	—
Other comprehensive income (loss) attributable to noncontrolling interests	(7)	(10)	—
Comprehensive income (loss) attributable to noncontrolling interests	(15)	(11)	—
Comprehensive income attributable to Boston Scientific common stockholders	$2,079	$1,373	$704

See notes to the consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$414	$865
Trade accounts receivable, net	2,558	2,228
Inventories	2,810	2,484
Prepaid income taxes	307	315
Other current assets	831	621
Total current assets	6,920	6,514
Property, plant and equipment, net	3,294	2,859
Goodwill	17,089	14,387
Other intangible assets, net	6,684	6,003
Deferred tax assets	3,655	3,841
Other long-term assets	1,754	1,531
TOTAL ASSETS	$39,395	$35,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,778	$531
Accounts payable	960	942
Accrued expenses	2,773	2,646
Other current liabilities	887	814
Total current liabilities	6,399	4,933
Long-term debt	8,968	8,571
Deferred tax liabilities	155	134
Other long-term liabilities	1,870	1,967

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares; 0 shares issued as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares; 1,737,846,196 shares issued as of December 31, 2024 and 1,729,000,224 shares issued as of December 31, 2023	17	17
Treasury stock, at cost - 263,289,848 shares as of December 31, 2024 and 2023	(2,251)	(2,251)
Additional paid-in capital	21,056	20,647
Retained earnings	2,673	819
Accumulated other comprehensive income (loss), net of tax:	275	49
Total stockholders’ equity	21,770	19,282
Noncontrolling interests	233	248
Total equity	22,003	19,530
TOTAL LIABILITIES AND EQUITY	$39,395	$35,136

See notes to the consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Year Ended December 31,
(in millions, except share data)	2024	2023	2022
Preferred stock shares issued
Beginning	—	10,062,500	10,062,500
Conversion of mandatory convertible preferred stock to common stock	—	(10,062,500)	—
Ending	—	—	10,062,500
Common stock shares issued
Beginning	1,729,000,224	1,696,633,993	1,688,810,052
Impact of stock-based compensation plans	8,845,972	8,383,329	7,823,941
Conversion of mandatory convertible preferred stock to common stock	—	23,982,902	—
Ending	1,737,846,196	1,729,000,224	1,696,633,993

Preferred stock
Beginning	$—	$0	$0
Conversion of mandatory convertible preferred stock to common stock	—	(0)	—
Ending	—	$—	0
Common stock
Beginning	$17	$17	$17
Impact of stock-based compensation plans	0	0	0
Conversion of mandatory convertible preferred stock to common stock	—	0	—
Ending	$17	$17	$17
Treasury Stock
Beginning	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock	—	—	—
Ending	$(2,251)	$(2,251)	$(2,251)
Additional paid-in capital
Beginning	$20,647	$20,289	$19,986
Conversion of mandatory convertible preferred stock to common stock	—	(0)	—
Impact of stock-based compensation plans	409	359	303
Ending	$21,056	$20,647	$20,289
Retained earnings (Accumulated deficit)
Beginning	$819	$(750)	$(1,392)
Net income (loss)	1,846	1,592	698
Net (income) loss attributable to noncontrolling interests	8	1	—
Preferred stock dividends	—	(23)	(55)
Ending	$2,673	$819	$(750)
Accumulated other comprehensive income (loss), net of tax
Beginning	$49	$269	$263
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	232	(95)	(94)
Derivative financial instruments	1	(115)	63
Defined benefit pensions and other items	(8)	(9)	37
Ending	$275	$49	$269
Total stockholders' equity	$21,770	$19,282	$17,573

Noncontrolling interests
Beginning	$248	$—	$—
Net income (loss) attributable to noncontrolling interests	(8)	(1)	—
Changes in other comprehensive income (loss)	(7)	(10)	—
Changes to noncontrolling ownership interest	—	259	—
Ending	$233	$248	$—

Total equity	$22,003	$19,530	$17,573

See notes to the consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income (loss)	$1,846	$1,592	$698
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Loss (gain) on disposal of businesses and assets	—	—	22
Depreciation and amortization	1,269	1,196	1,136
Deferred and prepaid income taxes	(70)	(1)	(63)
Stock-based compensation expense	266	233	220
Goodwill and other intangible asset impairment charges	386	58	132
Net loss (gain) on investments and notes receivable	79	59	1
Contingent consideration net expense (benefit)	(5)	58	35
Inventory step-up amortization	51	6	32
Debt extinguishment net charges	—	—	194
Other, net	74	73	125
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(351)	(238)	(220)
Inventories	(228)	(660)	(321)
Other assets	(126)	10	(209)
Accounts payable, accrued expenses and other liabilities	243	118	(255)
Cash provided by (used for) operating activities	3,435	2,503	1,526

Investing Activities
Purchases of property, plant and equipment and internal use software	(790)	(711)	(588)
Proceeds from sale of property, plant and equipment	3	4	12
Payments for acquisitions of businesses, net of cash acquired	(4,640)	(1,811)	(1,542)
Payments for investments and acquisitions of certain technologies	(280)	(89)	(24)
Proceeds from disposal of certain businesses and assets	—	—	5
Proceeds from royalty rights	20	30	70
Proceeds from settlements of hedge contracts	—	2	56
Cash provided by (used for) investing activities	(5,687)	(2,574)	(2,011)

Financing Activities
Payment of contingent consideration previously established in purchase accounting	(131)	(39)	(335)
Payments for royalty rights	(26)	(50)	(75)
Payments for finance leases	(25)	—	—
Payments on short-term borrowings	(504)	—	(250)
Proceeds from short-term borrowings, net of debt issuance costs	24	—	—
Net increase (decrease) in commercial paper	187	(4)	(1)
Payments on long-term borrowings and debt extinguishment costs	—	—	(3,184)
Proceeds from long-term borrowings, net of debt issuance costs	2,145	—	3,270
Cash dividends paid on preferred stock	—	(28)	(55)
Cash used to net share settle employee equity awards	(87)	(56)	(53)
Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans	230	182	136
Cash provided by (used for) financing activities	1,814	5	(548)

Effect of foreign exchange rates on cash	(11)	(4)	(9)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(450)	(70)	(1,042)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,055	1,126	2,168
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$606	$1,055	$1,126

See notes to the consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (SUPPLEMENTAL INFORMATION)

	Year Ended December 31,
(in millions)	2024	2023	2022
Supplemental Information
Cash paid for income taxes, net	$656	$512	$662
Cash paid for interest	250	259	450
Fair value of contingent consideration recorded in purchase accounting	29	273	—
Non-cash impact of transferred royalty rights	(20)	(30)	(70)

(in millions)	As of December 31,
Reconciliation to amounts within the consolidated balance sheets:	2024	2023	2022
Cash and cash equivalents	$414	$865	$928
Restricted cash and restricted cash equivalents included in Other current assets	111	130	149
Restricted cash equivalents included in Other long-term assets	80	60	48
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$606	$1,055	$1,126

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

When used in this report, the terms "we," "us," "our" and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on our assessments under the applicable guidance, we did not have controlling financial interests in any VIEs and, therefore, did not consolidate any VIEs during 2024, 2023 or 2022.

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

Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments and Note I – Commitments and Contingencies for further details.

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

Restricted Cash Equivalents

Restricted cash equivalents primarily represent amounts paid into various qualified settlement funds and current amounts related to our non-qualified pension plan and are included in Other current assets within our consolidated balance sheets. The restrictions related to the various qualified settlement funds will lapse as we approve amounts payable to claimants, at which time we no longer have rights to a return of the amounts paid into the various qualified settlement funds. Restricted cash equivalents included in Other long-term assets within our consolidated balance sheets are related to deferred compensation plans.

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

We write-off amounts determined to be uncollectible against this reserve. We are not dependent on any single institution, and no single customer accounted for more than ten percent of our net sales in 2024, 2023 and 2022; however, large group purchasing organizations, hospital networks, international distributors and dealers and other buying groups are important to our business and represent a substantial portion of our net sales.

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our sales to government-owned or supported customers, particularly in southern Europe, are subject to an increased number of days outstanding prior to payment relative to other countries. Further, the ongoing site-of-service trend of shifting procedure volumes in the U.S. toward non-hospital settings, particularly ambulatory surgery centers and office-based labs, continues. Many of these customers are smaller than those we have historically done business with and may have more limited liquidity. We have adjusted our estimates of credit loss reserves for these customers, regions and conditions, as appropriate. We believe our Allowance for credit losses is adequate as of December 31, 2024; however, if significant changes were to occur in the payment practices of government customers, or if there is an increase in bankruptcies among our ambulatory surgery center or office-based customers, we may not be able to collect on receivables due to us from these customers, and our write-offs of uncollectible accounts may increase.

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

Post-Implant Services

We provide non-contractual services to customers, where necessary, to ensure the safe and effective use of certain implanted devices. Because the revenue related to the immaterial non-contractual services is recognized before they are delivered, we forward accrue the costs to provide these services at the time the devices are sold. We record these costs to Selling, general and administrative expenses within our consolidated statements of operations. We estimate the amount of time spent by our representatives performing these services and their compensation throughout the device life to determine the service cost. Changes to our business practice or the use of alternative estimates could result in a different amount of accrued cost.

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

Inventories

We state inventories at the lower of first-in, first-out cost or net realizable value. We utilize a standard costing system, capitalizing variances between estimated and actual production costs during periods of normal production, and amortize to Cost of products sold over inventory turns. We expense manufacturing variances during periods of abnormal production, or less than 75 percent of manufacturing capacity. We did not record any abnormal production variances during the years ended December 31, 2024, 2023 or 2022.

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

Indefinite-lived Intangibles and IPR&D

Our indefinite-lived intangible assets, which are not subject to amortization, include IPR&D intangible assets acquired in a business combination. Our IPR&D represents intangible assets that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify IPR&D as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we write-off the remaining carrying amount of the associated IPR&D intangible asset.

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

Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances, utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350, in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2024 annual impairment assessment, we identified the following reporting units for purposes of our annual goodwill impairment test: Interventional Cardiology, Rhythm Management, Peripheral Interventions, Endoscopy, Urology and Neuromodulation. Based on the criteria prescribed in FASB ASC Topic 350, we aggregated the Interventional Cardiology Therapies and Watchman components of our Cardiology operating segment into a single Interventional Cardiology reporting unit and aggregated the Cardiac Rhythm Management and Electrophysiology components into a single Rhythm Management reporting unit.

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

Investments in Publicly Traded and Privately-Held Entities

For publicly-held equity securities for which we do not have the ability to exercise significant influence, we account for these investments at fair value with changes in fair value recognized currently in Other, net within our accompanying consolidated statements of operations. For privately-held equity securities for which we do not have the ability to exercise significant influence, we apply the measurement alternative approach and measure these investments at cost minus impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We account for investments in entities for which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. We record these investments initially at cost and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. Refer to Note B – Acquisitions and Strategic Investments for additional details on our investment balances.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. Future changes in tax laws and rates may affect recorded deferred tax assets and liabilities. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets.

With respect to uncertain tax positions, in accordance with FASB ASC Topic 740, Income Taxes, any tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit greater than 50 percent likely to be realized upon ultimate settlement. The amount relating to uncertain tax positions is classified as a current liability in the consolidated balance sheets to the extent that we anticipate making a payment within one year.

Interest and penalties associated with income taxes are classified within Income tax expense (benefit) in our consolidated statements of operations.

We have elected to treat the impact of Global Intangible Low Taxed Income (GILTI) as a period cost reported as part of continuing operations.

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

Other costs associated with exit activities may include contract termination costs and consulting fees, which are expensed in accordance with FASB ASC Topic 420 and are included within Restructuring net charges (credits) in our consolidated statements of operations. We recorded Restructuring net charges (credits) of $16 million in 2024, $69 million in 2023 and $24 million in 2022. The restructuring reserve balance as of December 31, 2024 and 2023 was $26 million and $41 million, respectively. Additionally, costs directly related to our active restructuring initiatives, including program management costs, accelerated depreciation, fixed asset write-offs and costs to transfer product lines among facilities are included within Costs of products sold, Selling, general and administrative expenses and Research and development expenses within our consolidated statements of operations. Impairment of right of use lease assets and lease termination costs directly related to our active restructuring initiatives are expensed in accordance with FASB ASC Topic 842, Leases (FASB ASC Topic 842) and included within Costs of products sold or Selling, general and administrative expenses in our consolidated statements of operations.

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

Foreign currency transaction gains and losses are included within Other, net in our consolidated statements of operations, net of gains and losses from any related derivative financial instruments.

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

On January 24, 2025, we completed our acquisition of 100 percent of Cortex, Inc. (Cortex), a privately held medical technology company focused on the development of a diagnostic mapping solution which may identify triggers and drivers outside of the pulmonary veins that are foundational to atrial fibrillation (AF). The transaction consisted of an upfront cash payment of $248 million, net of cash acquired, and up to approximately $50 million in future payments upon achievement of certain regulatory milestones. The Cortex business will be integrated into our Cardiology division.

On January 8, 2025, we announced our entry into a definitive agreement to acquire Bolt Medical, Inc. (Bolt Medical), the developer of an intravascular lithotripsy advanced laser-based platform for the treatment of coronary and peripheral artery disease. We have been an investor in Bolt Medical since 2019 and currently hold an equity stake of approximately 26 percent. The transaction price to acquire the remaining stake is expected to result in an upfront cash payment of approximately $443 million upon closing and up to an additional $221 million in future payments upon achievement of certain regulatory milestones. The transaction is expected to close during the first half of 2025, subject to customary closing conditions. The Bolt Medical business will be integrated into our Cardiology and Peripheral Interventions divisions.

On November 25, 2024, we announced our entry into a definitive agreement to acquire 100 percent of Intera Oncology®, Inc. (Intera), a privately held medical device company that provides the Intera 3000 Hepatic Artery Infusion Pump and floxuridine – a chemotherapy drug – both of which are approved by the U.S. Food and Drug Administration. The Intera 3000 pump is used to administer hepatic artery infusion therapy to treat tumors in the liver primarily caused by metastatic colorectal cancer. The purchase price consists of an upfront cash payment of approximately $175 million. The transaction is expected to close in the first half of 2025, subject to customary closing conditions. The Intera business will be integrated into our Peripheral Interventions division.

2024 Acquisitions

On September 17, 2024, we completed our acquisition of 100 percent of the outstanding equity of Silk Road Medical, Inc. (Silk Road Medical), a publicly traded medical device company that has developed an innovative platform of products to prevent stroke in patients with carotid artery disease through a minimally-invasive procedure called transcarotid artery revascularization. The transaction consisted of an upfront cash payment of $27.50 per share, or approximately $1.126 billion, net of cash acquired. The Silk Road Medical business is being integrated into our Peripheral Interventions division.

On November 15, 2024, we completed our acquisition of 100 percent of the outstanding equity of Axonics, Inc. (Axonics), a public medical technology company focused on the development and commercialization of differentiated devices to treat urinary and bowel dysfunction. The transaction consisted of an upfront cash payment of $71.00 per share, or approximately $3.409 billion, net of cash acquired. The Axonics business is being integrated into our Urology division.

Purchase Price Allocation

We accounted for these transactions as business combinations in accordance with FASB ASC Topic 805, Business Combinations (FASB ASC Topic 805). The preliminary purchase prices were comprised of the amounts presented below:

(in millions)	Silk Road Medical	Axonics
Payment for acquisition, net of cash acquired	$1,126	$3,409
	$1,126	$3,409

We recorded the assets acquired and liabilities assumed at their respective fair values as of the closing date of the transaction. The preliminary purchase price allocations were comprised of the components presented below, which represent the preliminary determination of the fair value of assets acquired and liabilities assumed, with the excess of the purchase price over the fair value of net identifiable assets acquired recorded to goodwill. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period in accordance with FASB ASC Topic 805.

(in millions)	Silk Road Medical	Axonics
Goodwill	$569	$2,147
Amortizable intangible assets	507	1,242
Other assets acquired	117	423
Liabilities assumed	(45)	(167)
Net deferred tax liabilities	(23)	(237)
	$1,126	$3,409

Goodwill was primarily established for Silk Road Medical and Axonics due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Silk Road Medical:
Amortizable intangible assets:
Technology-related	$447	12	13%
Customer relationships	61	12	13%
	$507

Axonics
Amortizable intangible assets:
Technology-related	$1,157	12	10%
Customer relationships	85	12	10%
	$1,242

Our technology-related intangible assets consist of technical processes, intellectual property and institutional understanding with respect to products and processes that we intend to leverage in future products or processes. We used the multi-period excess earnings method, a form of the income approach, to derive the fair value of the technology-related intangible assets and are amortizing them on a straight-line basis over their assigned estimated useful lives.

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

On November 17, 2023, we completed our acquisition of 100 percent of the outstanding equity of Relievant Medsystems, Inc. (Relievant), a privately held medical technology company that developed and commercialized the Intracept® Intraosseous

Nerve Ablation System to treat vertebrogenic pain, a form of chronic low back pain. The transaction consisted of an upfront cash payment of $794 million, net of cash acquired, and additional sales-based milestones over the three years following the transaction close. These milestones, certain of which are uncapped, were estimated to have a fair value of $273 million as of the acquisition date. The Relievant business is being integrated into our Neuromodulation division.

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

We recorded the assets acquired, liabilities assumed and specific to Acotec, the noncontrolling interest, at their respective fair values as of the closing date of the transaction. The final purchase price allocations were comprised of the components presented below, with the excess of the purchase price over the fair value of net identifiable assets acquired recorded to goodwill:

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

Relievant:
Amortizable intangible assets:
Technology-related	$287	12	12%
Customer relationships	38	12	12%
	$325
Our technology-related intangible assets consist of technical processes, intellectual property and institutional understanding with respect to products and processes that we intend to leverage in future products or processes. We used the multi-period excess earnings method, a form of the income approach, to derive the fair value of the technology-related intangible assets and are amortizing them on a straight-line basis over their assigned estimated useful lives.

Contingent Consideration

Changes in the fair value of our contingent consideration liability during 2024 and 2023 associated with current and prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2022	$149
Amount recorded related to current year acquisitions	273
Contingent consideration net expense (benefit)	58
Contingent consideration payments	(76)
Balance as of December 31, 2023	$404
Amount recorded related to current year acquisitions	29
Contingent consideration net expense (benefit)	(5)
Contingent consideration payments and other adjustments	(257)
Balance as of December 31, 2024	$171

In 2024, payments were primarily related to our acquisition of Farapulse, Inc. (Farapulse) and Relievant following the achievement of revenue-based earnouts and sales milestones, respectively. In 2023, payments were primarily related to our acquisition of Farapulse following the achievement of revenue milestones.

The maximum amount for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of December 31, 2024, the fair value of such uncapped contingent consideration is estimated at $147 million. As of December 31, 2024, the maximum amount that we could be required to pay under our other capped contingent consideration arrangements (undiscounted) is approximately $220 million.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Commercialization Milestones	$171 million	Discounted Cash Flow	Discount Rate	6%	-	15%	7%
			Probability of Payment	40%	-	100%	96%
			Projected Year of Payment	2025	-	2029	2027
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our revenue-based payments and commercialization milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of December 31, 2024.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of December 31,
(in millions)	2024	2023
Equity method investments	$278	$219
Measurement alternative investments(1, 2)	277	194
	$555	$413
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

In 2024, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $333 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of December 31, 2024		As of December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$14,327	$(8,605)	$13,207	$(8,101)
Patents	481	(381)	480	(387)
Other intangible assets	2,380	(1,612)	2,130	(1,500)
Amortizable intangible assets	$17,188	$(10,598)	$15,817	$(9,988)

Goodwill	$26,989	$(9,900)	$24,287	$(9,900)

IPR&D	94		54
Technology-related	—		120
Indefinite-lived intangible assets	$94		$174

The increase in our balance of goodwill and amortizable intangible assets is related primarily to our acquisitions of Silk Road Medical and Axonics in the third and fourth quarters of 2024, respectively.

Intangible asset impairment charges were $386 million in 2024, $58 million in 2023 and $132 million in 2022. The impairment charges recorded in 2024 were primarily associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Electrophysiology and Peripheral Interventions business units, respectively. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ Pulsed Field Ablation System in our Electrophysiology business unit and the resulting lower revenue projections and cannibalization of our cryoablation business. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024. The impairment charges recorded in 2023 were primarily associated with the cancellation of an IPR&D program due to the incremental time and cost to complete the program and bring the technology to market.

During the third quarter of 2024, we performed our annual IPR&D impairment test and evaluated our indefinite-lived intangible assets for impairment and concluded the assets were not impaired. We also reclassified our indefinite-lived technology-related intangible assets to amortizable intangible assets after determining they no longer have an indefinite useful life and verified that the classification of IPR&D projects recognized within our unaudited consolidated balance sheets continues to be appropriate.

The following represents a roll forward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
Balance as of December 31, 2022	$4,237	$8,684	$12,920
Goodwill acquired	1,110	337	1,447
Impact of foreign currency fluctuations and other changes	—	20	20
Balance as of December 31, 2023	$5,347	$9,041	$14,387
Goodwill acquired	2,172	615	2,787
Impact of foreign currency fluctuations and purchase price and other adjustments	(35)	(51)	(86)
Balance as of December 31, 2024	$7,483	$9,606	$17,089

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

Estimated Amortization expense for each of the five succeeding fiscal years based upon our amortizable intangible asset portfolio, consisting of intangible assets acquired in a business combination or asset acquisition, as well as internally developed patents, as of December 31, 2024 is as follows:

Fiscal Year	(in millions)
2025	$893
2026	874
2027	835
2028	787
2029	769

These estimates do not include amortization expense associated with future acquisitions that have been announced but not yet completed as of December 31, 2024.

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

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Chinese renminbi and Japanese yen. For these derivative instruments, we elected to use the spot method to assess hedge effectiveness. We also elected to exclude the spot-forward difference, referred to as the excluded component, from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. As such, we defer recognition of foreign currency gains and losses within the Foreign currency translation adjustment (CTA) component of OCI, and we reclassify amortization of the excluded component from AOCI to current period earnings within Interest expense within our consolidated statements of operations.

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the euro. As of December 31, 2024 and 2023, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (December 2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net within our consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of December 31, 2024 and December 31, 2023. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of December 31, 2024 and December 31, 2023. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of December 31,
		2024	2023
Forward currency contracts	Cash flow hedge	$2,464	$2,284
Forward currency contracts	Net investment hedge	741	333
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	4,440	3,282
Total Notional Outstanding		$8,642	$6,896
(1) Foreign currency-denominated debt is the €900 million debt principal associated with our December 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of December 31, 2024 is within 36 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Year Ended December 31, 2024
Forward currency contracts
Cash flow hedges	$184	$(41)	$142	Cost of products sold	$5,257	$(183)	$41	$(141)
Net investment hedges(2)	65	(15)	51	Interest expense	305	(18)	4	(14)
Foreign currency-denominated debt
Net investment hedges(3)	60	(13)	46	Other, net	16	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	305	1	(0)	1
Year Ended December 31, 2023
Forward currency contracts
Cash flow hedges	$81	$(18)	$63	Cost of products sold	$4,345	$(235)	$53	$(182)
Net investment hedges(2)	32	(7)	25	Interest expense	265	(10)	2	(8)
Foreign currency-denominated debt
Net investment hedges(3)	(34)	8	(27)	Other, net	93	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	265	3	(1)	2
Year Ended December 31, 2022
Forward currency contracts
Cash flow hedges	$276	$(62)	$214	Cost of products sold	$3,956	$(209)	$47	$(162)
Net investment hedges(2)	41	(10)	32	Interest expense	470	(10)	2	(8)
Foreign currency-denominated debt
Net investment hedges(3)	61	(14)	47	Other, net	38	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	470	16	(4)	13
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

As of December 31, 2024, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$170
Forward currency contracts	Net investment hedge	Interest expense	21
Interest rate derivative contracts	Cash flow hedge	Interest expense	(1)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

(in millions)	Location on Consolidated Statements of Operations	Year Ended December 31,
		2024	2023	2022
Net gain (loss) on currency hedge contracts	Other, net	$56	$3	$(53)
Net gain (loss) on currency transaction exposures	Other, net	(71)	(44)	21
Net currency exchange gain (loss)		$(16)	$(41)	$(31)

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

(in millions)	Location on Consolidated Balance Sheets(1)	As of December 31,
		2024	2023
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$149	$140
Forward currency contracts	Other long-term assets	79	107
		228	246
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	156	20
Total Derivative and Nonderivative Assets		$384	$266

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$1	$15
Forward currency contracts	Other long-term liabilities	—	9
Foreign currency-denominated debt(2)	Long-term debt	930	988
		931	1,012
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	59	38
Total Derivative and Nonderivative Liabilities		$990	$1,050
(1) We classify derivative and nonderivative assets and liabilities as current when the settlement date of the contract is one year or less.
(2) Foreign currency-denominated debt is the €900 million debt principal associated with our December 2027 Notes designated as a net investment hedge. A portion of this notional is subject to de-designation and re-designation based on changes in the underlying hedged item.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	December 31, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$120	$—	$—	$120	$454	$—	$—	$454
Publicly-held securities	19	—	—	19	18	—	—	18
Hedging instruments	—	384	—	384	—	266	—	266
Licensing arrangements	—	—	24	24	—	—	77	77
	$139	$384	$24	$547	$472	$266	$77	$816
Liabilities
Hedging instruments	$—	$990	$—	$990	$—	$1,050	$—	$1,050
Contingent consideration liability	—	—	171	171	—	—	404	404
Licensing arrangements	—	—	33	33	—	—	90	90
	$—	$990	$203	$1,194	$—	$1,050	$494	$1,545

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents or Other current assets within our accompanying consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $120 million invested in money market funds and time deposits as of December 31, 2024 and $454 million as of December 31, 2023, we held $364 million in interest-bearing and non-interest-bearing bank accounts as of December 31, 2024 and $411 million as of December 31, 2023.

Our recurring fair value measurements using Level 3 inputs include those related to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability. In addition, our recurring fair value measurements using Level 3 inputs are comprised of licensing arrangements, including the contractual right to receive future royalty payments related to the Zytiga™ Drug. We own the contractual right to receive 50 percent of the future Zytiga Drug royalty payments from the licensee and remit such payments to the inventors associated with the intellectual property. We maintain a financial asset and associated liability for our licensing arrangements measured at fair value within our consolidated balance sheets in accordance with FASB ASC Topic 825, Financial Instruments. We elected the fair value option to measure the financial asset and associated liability as it provides for consistency and comparability of these financial instruments with others. Royalty payments we receive reduce the fair value of the financial asset and are presented within Proceeds from royalty rights, and payments we remit to inventors reduce the fair value of the financial liability and are presented within Payments for royalty rights within our consolidated statements of cash flows. We sold our right to receive and retain the other 50 percent of the future royalty payments in 2019 for an upfront cash payment, which we accounted for as a secured borrowing in accordance with FASB ASC Topic 860, Transfers and Servicing (FASB ASC Topic 860). Although we sold these rights, we continue to recognize at fair value the future royalty payments as an associated liability. Royalty payments associated with the rights we sold no longer impact our cash flows, and we present this activity as Non-cash impact of transferred royalty rights in the supplemental information to our consolidated statements of cash flows. We reduce the fair value of the associated liability when such non-cash activity occurs.

We record the fair value of the financial asset and associated liability using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The fair value of the financial liability also considers the related contractual provisions that govern our payment obligations. Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements' financial asset and liability as of December 31, 2024. However, increases or decreases in the financial asset would be offset by increases or decreases in the financial liability, other than for timing of receipt and remittance; as such our earnings are not subject to material gains and losses from the licensing arrangement.

The recurring Level 3 fair value measurements of our licensing arrangements recognized within our consolidated balance sheets as of December 31, 2024 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Financial Asset	$24 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2025	-	2025	2025
Financial Liability	$33 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2025	-	2026	2025
(1) Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2022	$127
Proceeds from royalty rights	(61)
Fair value adjustment (expense) benefit	11
Balance as of December 31, 2023	$77
Proceeds from royalty rights	(40)
Fair value adjustment (expense) benefit	(13)
Balance as of December 31, 2024	$24

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2022	$159
Payments for royalty rights	(80)
Fair value adjustment expense (benefit)	12
Balance as of December 31, 2023	$90
Payments for royalty rights	(45)
Fair value adjustment expense (benefit)	(12)
Balance as of December 31, 2024	$33

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

The fair value of our outstanding debt obligations, excluding finance leases, was $10.330 billion as of December 31, 2024 and $8.735 billion as of December 31, 2023. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $10.746 billion as of December 31, 2024 and $9.102 billion as of December 31, 2023, with current maturities of $1.778 billion as of December 31, 2024 and $531 million as of December 31, 2023. The debt maturity schedule for our long-term debt obligations is presented below:

	Issuance Date	Maturity Date	As of December 31,		Coupon Rate(1)
(in millions, except interest rates)			2024	2023
March 2025 Senior Notes(3)	March 2022	March 2025	—	1,105	0.750%
June 2025 Senior Notes	May 2020	June 2025	—	500	1.900%
March 2026 Senior Notes	February 2019	March 2026	255	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	935	995	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	779	829	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
March 2029 Senior Notes(3)	February 2024	March 2029	779	—	3.375%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	779	829	1.625%
March 2032 Senior Notes(3)	February 2024	March 2032	1,299	—	3.500%
March 2034 Senior Notes(3)	March 2022	March 2034	519	553	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.500%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2025 - 2049	(70)	(65)
Finance Lease Obligation		Various	126	5
Long-term debt			$8,968	$8,571
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
(3) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of December 31, 2024 and 2023, respectively.

Contractual maturities of our Senior Notes classified as long-term debt as of December 31, 2024 are as follows (in millions):

Fiscal Year
2026	255
2027	935
2028	1,123
2029	1,051
Thereafter	5,547

Revolving Credit Facility

On May 10, 2021, we entered into a $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. On May 10, 2024, we entered into a third amendment to the 2021 Revolving Credit Facility credit agreement, which provided for, among other things, an extension of the scheduled maturity date to May 10, 2029, an amendment of the Ratings based pricing grid of the Applicable Margin, each as defined in the credit agreement, and reset the applicable date for purposes of determining the amounts of restructuring charges and restructuring-related expenses that may be excluded from consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the credit agreement, for purposes of our maximum leverage ratio covenant, from December 31, 2022 to March 31, 2024, as further discussed under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no amounts outstanding under the 2021 Revolving Credit Facility as of December 31, 2024 or December 31, 2023.

Financial Covenant

As of December 31, 2024, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement as of December 31, 2024	Actual as of December 31, 2024
Maximum permitted leverage ratio(1)	4.75 times	2.26 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the 2021 Revolving Credit Facility credit agreement.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. On November 15, 2024, we announced the closing of our acquisition of Axonics, which we had previously designated as a Qualified Acquisition under the credit agreement, increasing the maximum permitted leverage ratio to 4.75 times as of December 31, 2024.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of December 31, 2024, we had $322 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of December 31, 2024, we had $1.435 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. Outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had $191 million outstanding under our commercial paper program as of December 31, 2024 and no commercial paper outstanding as of December 31, 2023.

	As of December 31,
(in millions, except maturity and yield)	2024	2023
Commercial paper outstanding (at par)	$191	$—
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	2,559	2,750
Weighted average maturity	20 days	0 days
Weighted average yield	4.71%	—%

Senior Notes

We had senior notes outstanding of $10.451 billion as of December 31, 2024 and $9.136 billion as of December 31, 2023. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (see Other Arrangements below).

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

We primarily used the net proceeds from the offering of the 2024 Eurobonds to fund a portion of the purchase price of the Axonics acquisition and to pay related fees and expenses, and for general corporate purposes. We also used the net proceeds to fund the repayment at maturity of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes.

In March 2022, AMS Europe completed a registered public offering of €3.000 billion in aggregate principal amount of euro-dominated senior notes comprised of €1.000 billion of 0.750% Senior Notes due 2025, €750 million of 1.375% Senior Notes due 2028, €750 million of 1.625% Senior Notes due 2031 and €500 million of 1.875% Senior Notes due 2034 (collectively, the 2022 Eurobonds). Boston Scientific has fully and unconditionally guaranteed all of AMS Europe's obligations under the 2022 Eurobonds, and no other subsidiary of Boston Scientific will guarantee these obligations. The Offering resulted in cash proceeds of $3.270 billion, net of investor discounts and issuance costs.

We used the net proceeds from the offering of the 2022 Eurobonds to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. We recorded associated debt extinguishment net charges of $194 million during the first quarter of 2022 presented in Interest expense within our consolidated statements of operations.

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

	As of December 31, 2024		As of December 31, 2023
Factoring Arrangements	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$176	5.3%	$206	5.1%
Yen denominated	193	0.9%	214	0.6%
Renminbi denominated	26	2.0%	14	2.9%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $206 million as of December 31, 2024 and $174 million as of December 31, 2023, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2024 and December 31, 2023, we had not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets.

As of December 31, 2024, future minimum purchase obligations, relating primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business, were (in millions):

Fiscal Year	Unrecorded Purchase Obligations
2025	$881
2026	220
2027	125
2028	108
2029	21
Thereafter	159
$1,514

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our consolidated balance sheets and were $140 million as of December 31, 2024 and $152 million as of December 31, 2023.

The following is a roll forward of outstanding payables related to our supplier finance program:

(in millions)
Balance as of December 31, 2023	$152
Additions	664
Settlements	(677)
Balance as of December 31, 2024	$140

NOTE F – LEASES

We have operating and finance leases for real estate including corporate offices, land, warehouse space, and vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). We recognize lease expense on a straight-line basis over the lease term for short-term leases that we do not record on our balance sheet. If there is a change in our assessment of the lease term and, as a result, the remaining lease term extends more than 12 months from the end of the previously determined lease term, or we subsequently become reasonably certain that we will exercise an option to purchase the underlying asset, the lease no longer meets the definition of a short-term lease and is accounted for as either an operating or finance lease and recognized on the balance sheet. In accordance with FASB ASC Topic 842, we account for the lease components and the non-lease components as a single lease component, with the exception of our warehouse leases. Our leases have remaining lease terms of less than 1 year to approximately 52 years, some of which may include options to extend the leases for up to 10 years. If we are reasonably certain we will exercise an option to extend the lease, the time period covered by the extension option is included in the lease term.

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

Our operating lease right-of-use assets are presented within Other long-term assets and corresponding liabilities are presented within Other current liabilities and Other long-term liabilities on our consolidated balance sheets. In December 2024, a previously executed lease for additional office and warehouse space with a noncancellable lease term of 25 years commenced, resulting in the recognition of a $122 million finance lease right-of-use asset, recorded in Property, plant, and equipment, net, in our consolidated balance sheets, as well as a corresponding current finance lease liability of less than $1 million, and noncurrent finance lease liability of $123 million, recorded in Current debt obligations and Long-term debt, respectively, in our consolidated balance sheets. The discount rate used to calculate the initial right-of-use asset and corresponding liability was 4.8%. Refer to Note E – Contractual Obligations and Commitments for information regarding our finance leases.

The following table presents supplemental balance sheet information related to our operating leases:

	As of December 31,
(in millions)	2024	2023
Assets
Operating lease right-of-use assets in Other long-term assets	$449	$439
Liabilities
Operating lease liabilities in Other current liabilities	81	76
Operating lease liabilities in Other long-term liabilities	401	390

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

	As of December 31,
	2024	2023
Weighted average remaining lease term	9 years	9 years
Weighted average discount rate	3.9%	4.5%

Our operating lease cost under FASB ASC Topic 842 was $98 million in 2024, $96 million in 2023 and $91 million in 2022.

The following table presents supplemental cash flow information related to our operating leases:

	Year Ended December 31,
(in millions)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$97	$93

Right-of-use assets obtained in exchange for operating lease obligations were $117 million and $123 million for the years ended December 31, 2024 and 2023, respectively.

The following table presents the maturities of our operating lease liabilities as of December 31, 2024 (in millions):

Fiscal year	Operating Leases (1)
2025	$94
2026	84
2027	64
2028	52
2029	43
Thereafter	227
Total future minimum operating lease payments	564
Less: imputed interest	82
Present value of operating lease liabilities	$482
(1) Excludes expected lease payments for lease terms that have not yet commenced.
NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of December 31,
(in millions)	2024	2023
Trade accounts receivable	$2,667	$2,338
Allowance for credit losses	(109)	(110)
	$2,558	$2,228

The following is a roll forward of our Allowance for credit losses:

	Year Ended December 31,
(in millions)	2024	2023	2022
Beginning balance	$110	$109	$108
Credit loss expense	41	50	35
Write-offs	(43)	(48)	(35)
Ending balance	$109	$110	$109

Inventories

	As of December 31,
(in millions)	2024	2023
Finished goods	$1,798	$1,537
Work-in-process	193	174
Raw materials	819	773
	$2,810	$2,484

Approximately 22 percent of our finished goods inventory as of December 31, 2024 and 2023 was at customer locations pursuant to consignment arrangements or held by sales representatives.

Other current assets

	As of December 31,
(in millions)	2024	2023
Restricted cash and restricted cash equivalents	$111	$130
Derivative assets	305	159
Other	414	332
	$831	$621

Property, plant and equipment, net

	As of December 31,
(in millions)	2024	2023
Land	$144	$140
Buildings and improvements	2,019	1,843
Equipment, furniture and fixtures	3,630	3,503
Capital in progress	1,035	857
	6,827	6,343
Less: accumulated depreciation	3,533	3,484
	$3,294	$2,859

Depreciation expense was $412 million in 2024, $367 million in 2023 and $333 million in 2022.

Other long-term assets

	As of December 31,
(in millions)	2024	2023
Restricted cash equivalents	$80	$60
Operating lease right-of-use assets	449	439
Derivative assets	79	107
Investments	555	413
Indemnification asset	188	176
Other	402	336
	$1,754	$1,531

Accrued expenses

	As of December 31,
(in millions)	2024	2023
Legal reserves	$177	$206
Payroll and related liabilities	1,288	1,051
Rebates	494	389
Contingent consideration	63	304
Other	751	696
	$2,773	$2,646

Other current liabilities

	As of December 31,
(in millions)	2024	2023
Deferred revenue	$306	$266
Taxes payable	268	220
Other	313	328
	$887	$814

Other long-term liabilities

	As of December 31,
(in millions)	2024	2023
Accrued income taxes	$357	$470
Legal reserves	149	172
Contingent consideration	108	100
Operating lease liabilities	401	390
Deferred revenue	329	311
Other	527	525
	$1,870	$1,967

NOTE H – INCOME TAXES

Our Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Domestic	$(261)	$(394)	$(1,119)
Foreign	2,542	2,379	2,260
	$2,282	$1,985	$1,141

The related expense (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current
Federal	$310	$189	$51
State	31	15	19
Foreign	184	116	381
	526	320	451

Deferred
Federal	(131)	(82)	(92)
State	(52)	(22)	(32)
Foreign	92	176	117
	(90)	73	(7)
	$436	$393	$443

The reconciliation of income taxes at the federal statutory rate to the reported rate for income taxes is as follows:

	Year Ended December 31,
	2024	2023	2022

U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.1%	0.7%	0.7%
Domestic taxes on foreign earnings	9.2%	6.9%	15.3%
Effect of foreign taxes	(12.2)%	(15.3)%	(3.8)%
Acquisition-related	1.5%	2.2%	4.4%
Research credit	(3.1)%	(2.9)%	(4.5)%
Valuation allowance	0.4%	7.5%	(1.3)%
Compensation-related	(0.1)%	0.5%	0.6%
Non-deductible expenses	0.6%	0.4%	0.4%
Uncertain tax positions	1.3%	(0.5)%	7.7%
Return to provision	0.5%	(0.1)%	(2.1)%
Change in tax rates	0.1%	(0.6)%	(0.2)%
Other, net	(0.2)%	0.0%	0.7%
Reported tax rate	19.1%	19.8%	38.9%

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2024	2023
Deferred Tax Assets:
Inventory costs and related reserves	$15	$30
Tax benefit of net operating losses and credits	774	744
Reserves and accruals	320	305
Restructuring-related charges	12	14
Litigation and product liability reserves	79	88
Investment write-down	73	58
Compensation related	186	154
Federal benefit of uncertain tax positions	25	11
Intangible assets	3,059	3,394
Capitalized R&D	329	232
Operating lease liabilities	117	—
	4,990	5,029
Less: valuation allowance	(1,268)	(1,220)
	3,722	3,809
Deferred Tax Liabilities:
Property, plant and equipment	29	24
Unrealized gains and losses on derivative financial instruments	81	66
Operating right-of-use asset	111	—
Other	1	12
	222	102

Net Deferred Tax Assets	3,500	3,707
Prepaid on intercompany profit	307	315
Net Deferred Tax Assets and Prepaid on Intercompany Profit	$3,807	$4,022

Our deferred tax assets, deferred tax liabilities and prepaid on intercompany profit are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location on Consolidated Balance Sheets	As of December 31,
Component		2024	2023
Prepaid on intercompany profit	Prepaid income taxes	$307	$315
Non-current deferred tax asset	Deferred tax assets	3,655	3,841
Deferred Tax Assets and Prepaid on Intercompany Profit		3,962	4,157

Non-current deferred tax liability	Deferred tax liabilities	155	134
Deferred Tax Liabilities		155	134

Net Deferred Tax Assets and Prepaid on Intercompany Profit		$3,807	$4,022

As of December 31, 2024 and 2023, we had U.S. federal and state tax net operating loss carryforwards and tax credits, the tax effect of which was $558 million and $540 million, respectively. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $216 million as of December 31, 2024, and $203 million as of December 31, 2023. These tax attributes expire periodically beginning in 2025.

After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of our deferred tax assets will not be realized. As a result, we recorded a valuation allowance of $1.268 billion as of December 31, 2024, and $1.220 billion as of December 31, 2023. The increase in the valuation allowance as of December 31, 2024, compared to

December 31, 2023, is primarily due to maintaining valuation allowances on certain foreign deferred tax assets which increased during the year and acquisition of deferred tax assets which required a valuation allowance, offset by release of valuation allowances on certain U.S. state net operating losses. The income tax impact of the unrealized gain or loss component of other comprehensive income and stockholders' equity was a charge of $30 million in 2024, a benefit of $39 million in 2023 and a charge of $56 million in 2022.

We obtain tax incentive rates through the Free Trade Zone Regime offered in Costa Rica which allows 100 percent exemption from income tax in the first eight years of operations, which will expire in 2027, and 50 percent exemption in the following four years, which will expire in 2031. This tax incentive resulted in income tax savings of $316 million, $212 million and $162 million in 2024, 2023 and 2022, respectively, and impacted Net income (loss) per common share - diluted by $0.21, $0.15 and $0.11 for 2024, 2023 and 2022, respectively. We also benefit from tax rate incentives in Puerto Rico through a Grant of Industrial Tax Exemption which will expire in 2034, with an option to extend for an additional 15 years. This incentive resulted in income tax savings of $10 million, $16 million and $21 million in 2024, 2023 and 2022, respectively, and impacted Net income (loss) per common share - diluted by $0.01, $0.01 and $0.02 in 2024, 2023 and 2022, respectively. Additionally, we benefit from tax incentive rates in Malaysia through the Principal Hub Incentive which allows a 100 percent exemption from income tax, and the Pioneer Business Exemption which allows a full tax exemption on manufacturing of specific medical device products, both of which have an option to renew for additional five-year terms and will expire in 2028 and 2029, respectively. These incentives have resulted in income tax savings of $27 million, $20 million and $17 million in 2024, 2023 and 2022, respectively and impacted Net income (loss) per common share - diluted by $0.02, $0.01 and $0.01 in 2024, 2023 and 2022, respectively. Lastly, the Company benefits from tax rate incentives on certain taxable profits in China through a High and New Technology Enterprise Regime, which will expire in 2026 with the option to renew every three years. This incentive resulted in income tax savings of less than $1 million and $6 million in 2024 and 2023, respectively, and was not applicable during 2022. The impact on Net income (loss) per common share - diluted was de minimis for both 2024 and 2023.

As of December 31, 2024, we had $506 million of gross unrecognized tax benefits, of which a net $423 million, if recognized, would affect our effective tax rate. As of December 31, 2023, we had $467 million of gross unrecognized tax benefits, of which a net $395 million, if recognized, would affect our effective tax rate. As of December 31, 2022, we had $492 million of gross unrecognized tax benefits, of which a net $410 million, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Beginning Balance	$467	$492	$255
Additions based on positions related to the current year	58	65	88
Additions based on positions related to prior years	20	67	177
Reductions for tax positions of prior years	(20)	(114)	(20)
Settlements with taxing authorities	—	(14)	(1)
Statute of limitation expirations	(18)	(29)	(8)
Ending Balance	$506	$467	$492

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters and substantially all material state and local income tax matters through 2018. We have concluded substantially all foreign income tax matters through 2015.

In 2023, we received notification from the IRS that the examination of our 2017 and 2018 tax years was resolved. Due to the resolution of these tax years, we recorded a net tax benefit of $44 million to release the reserves related to these years. We paid tax of $16 million to the IRS reflecting the net balance of amounts due for the tax period including an increase to past transition tax installment payments for periods prior to 2023 and interest. The subsequent transition tax payment made in 2024 was increased to reflect the final audit settlement, as will the final remaining payment in 2025.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $78 million accrued for gross interest and penalties as of December 31, 2024, $70 million as of December 31, 2023, and $77 million as of December 31, 2022. Net tax expense related to interest and penalties was immaterial in 2024, 2023 and 2022.

It is reasonably possible that within the next 12 months we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $26 million.

The remaining balance of the one-time transition tax on post-1986 earnings and profits that was previously deferred from U.S. income taxes is $147 million as of December 31, 2024. The eighth and final payment will be paid by April 15, 2025.

As of December 31, 2024, we have not recorded a tax provision on approximately $20 billion of unremitted earnings of our international subsidiaries as these earnings are intended to be indefinitely reinvested overseas. We regularly review our plans for reinvestment or repatriation of unremitted foreign earnings and any future change in our plans would require us to provide for the net tax impacts of these amounts. Determining the amount of unrecognized deferred income tax related to our undistributed accumulated foreign earnings and additional outside basis differences is not practicable.

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

Our accrual for legal matters that are probable and estimable was $326 million as of December 31, 2024, and $377 million as of December 31, 2023, and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims and matters assumed from acquired companies. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying consolidated financial statements. We did not record any litigation-related net charges (credits) in 2024. We recorded litigation-related net credits of $111 million in 2023 primarily related to the settlement of offensive patent litigation and net charges of $173 million in 2022, primarily related to litigation associated with our transvaginal surgical mesh products, and other legal matters. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses within our accompanying consolidated statements of operations.

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

Upon the Company’s acquisition of Axonics on November 15, 2024, the Company assumed responsibility for all litigation pending against Axonics. Such matters included complaints filed by Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (the Medtronic Parties) that asserted that aspects of Axonics’ sacral neuromodulation systems infringed patents held by the Medtronic Parties. In December 2024, the Company entered into a confidential settlement agreement that resolved all pending litigation between Axonics and the Medtronic Parties in the federal district courts, the federal appellate courts, the Patent, Trial, and Appeal Board, and the International Trade Commission.

On September 18, 2023, Axonics commenced an arbitration dispute against the Al Mann Foundation (AMF), in response to which AMF asserted multiple claims against Axonics. This arbitration will resolve, among other things, whether AMF terminated its licensing agreement with Axonics related to Axonics’ rechargeable sacral neuromodulation systems, and whether Axonics owes royalties to AMF for such products. This dispute is scheduled for an arbitration hearing in June 2025.

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

On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System. The Trust subsequently agreed to stay its demand, pending the outcome of any dispositive motion against the Amended Complaint in the class action complaint described above. The Company received letters on behalf of the Union Excavators Local 731 Pension Fund, Diane Nachbaur, and Frank Tripson, three stockholders of the Company, on July 26, 2021, July 29, 2021, and February 13, 2023, respectively, each demanding access to certain books and records of the Company, pursuant to Section 220 of the Delaware General Corporation Law, regarding the business, operations, effectiveness and commercial viability of the LOTUS system, and related items. On April 7, 2023, Diane Nachbaur filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against the Company, Michael F. Mahoney, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, David Roux, John E. Sununu, Ellen M. Zane, Joseph M. Fitzgerald, Daniel J. Brennan, Shawn McCarthy, Ian Meredith, Kevin Ballinger, and Susan Vissers Lisa. On May 8, 2023, the Court stayed the case until the conclusion of the consolidated class action case. On October 18, 2023, Frank Tripson filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the Company, Michael F. Mahoney, Daniel J. Brennan, Joseph M. Fitzgerald, Shawn McCarthy, Kevin Ballinger, Ian Meredith, Susan Vissers Lisa, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, Stephen P. MacMillan, David Roux, John E. Sununu, and Ellen M. Zane. On December 15, 2023, the Court stayed that case until March 31, 2024. On March 26, 2024, the Company reached an agreement in principle with all of the plaintiffs to resolve the matters. On January 8, 2025, the United States District Court for the District of Massachusetts issued an order granting preliminary approval to the proposed settlement. A court hearing regarding final approval of the proposed settlement has been scheduled for March 25, 2025.

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

Prior to the Mandatory Conversion Date in 2023, the Audit Committee of our Board of Directors, pursuant to authority delegated to such committee by our Board of Directors, declared, and we paid, cash dividends of $28 million, or $1.3750 per MCPS share to holders representing dividend periods through May 2023.

Common Stock

We are authorized to issue two billion shares of common stock, $0.01 par value per share. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by our Board of Directors, and to share ratably in our assets legally available for distribution to our stockholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control our management and affairs. Prior to the Mandatory Conversion Date, holders of common stock were junior to holders of MCPS in terms of liquidation preference.

On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. We did not repurchase any shares of our common stock during 2024 and had the full amount available under the authorization as of December 31, 2024.

There were approximately 263 million shares in treasury as of December 31, 2024 and 2023.

NOTE K – STOCK INCENTIVE AND PURCHASE PLANS

Employee and Director Stock Incentive Plans

In 2020, our Board of Directors and stockholders approved amendments to our 2011 Long-Term Incentive Plan effective October 1, 2020 (Amended and Restated 2011 LTIP), authorizing for issuance up to 171 million shares of our common stock. The Amended and Restated 2011 LTIP covers officers, directors, employees and consultants and provides for the grant of restricted or unrestricted common stock, restricted stock units (RSUs), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based RSUs) and other stock and non-stock awards. Shares reserved under our current and former stock incentive plans totaled approximately 139 million as of December 31, 2024. The Executive Compensation and Human Resources Committee (the Committee) of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and cash awards under the Amended and Restated 2011 LTIP in recognition of the achievement of long-term performance objectives established by the Committee.

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

The following presents the impact of stock-based compensation on our consolidated statements of operations:

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Cost of products sold	$14	$12	$12
Selling, general and administrative expenses	206	179	167
Research and development expenses	46	42	41
	266	233	220
Income tax (benefit) expense	(39)	(35)	(32)
	$227	$198	$188
Net impact per common share - basic	$0.15	$0.14	$0.13
Net impact per common share - assuming dilution	$0.15	$0.14	$0.13

Stock Options

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2024			2023			2022
Options granted (in thousands)	2,443			2,934			3,287
Weighted-average exercise price	$65.00			$47.43			$44.02
Weighted-average grant-date fair value	$23.30			$16.83			$13.64
Black-Scholes Assumptions
Expected volatility	24%			26%			28%
Expected term (in years, weighted)	6.3			6.3			6.1
Risk-free interest rate	4.16%	-	4.20%	3.62%	-	4.75%	1.42%	-	3.87%

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

Information related to stock options under stock incentive plans are as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	21,448	$29
Granted	3,287	44
Exercised	(2,745)	17
Cancelled/forfeited	(502)	34
Outstanding as of December 31, 2022	21,489	$32
Granted	2,934	47
Exercised	(3,325)	25
Cancelled/forfeited	(249)	44
Outstanding as of December 31, 2023	20,850	$36
Granted	2,443	65
Exercised	(3,866)	28
Cancelled/forfeited	(243)	50
Outstanding as of December 31, 2024	19,183	$41	5.7	$931
Exercisable as of December 31, 2024	12,660	35	4.5	688
Expected to vest as of December 31, 2024	6,313	52	8.1	236
Total vested and expected to vest as of December 31, 2024	18,972	$41	5.7	$924
The total intrinsic value of stock options exercised was $184 million in 2024, $89 million in 2023 and $72 million in 2022.

Non-Vested Stock

We value RSAs and RSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2021	9,745	$37
Granted	3,854	45
Vested(1)	(3,482)	36
Forfeited	(680)	44
Balance as of December 31, 2022	9,438	$41
Granted	3,958	49
Vested(1)	(3,624)	39
Forfeited	(485)	44
Balance as of December 31, 2023	9,287	$45
Granted	3,322	66
Vested(1)	(3,717)	43
Forfeited	(349)	50
Balance as of December 31, 2024	8,544	$54
(1) The number of shares vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The total vesting date fair value of shares that vested was approximately $248 million in 2024, $171 million in 2023 and $150 million in 2022.

Market-based RSU Awards

During 2024, 2023 and 2022 we granted market-based RSU awards to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total stockholder return (TSR) of our common stock as compared to the TSR of the common stock of the other companies in the S&P 500 Health Care Index over a three-year period. The number of RSUs ultimately granted under this program range from 0 percent to 200 percent of the target number awarded to the participant as determined by achievement of the TSR criteria of the program. In addition, in general, award recipients must remain employed by us throughout the three-year period to attain the full amount of the market-based RSUs that satisfied the market performance criteria.

The aggregate fair value of these awards as determined based on Monte Carlo simulations as of the respective grant dates, and the related assumptions used in the valuations, are as follows:

	2024	2023	2022
	Awards	Awards	Awards
Fair value (in millions)	$16	$13	$12
Stock price on date of grant	$64.99	$47.28	$44.19
Measurement period (in years)	2.9	2.9	2.9
Risk-free rate	4.23%	4.31%	1.71%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.

Organic Net Sales Growth and Free Cash Flow Performance-based RSU Awards

During 2024 and 2023, we granted organic net sales growth (ONSG) performance-based RSU awards to certain members of our senior management team. The attainment of these performance-based RSUs is based on our organic net sales growth over a three-year performance period against a target set by the Committee. The number of RSUs ultimately granted under this program range from 0 percent to 200 percent of the target number of performance-based RSUs awarded to the participant as determined by achievement of the performance criteria of the program.

During 2022, we granted free-cash flow performance-based RSU awards to certain members of our senior management team. The attainment of these performance-based RSUs is based on our adjusted free cash flow (AFCF) measured against our goal set by the Committee, based on our internal annual financial plan performance for AFCF. AFCF was measured over a one-year performance period beginning January 1, 2022 and ending December 31, 2022. The number of RSUs ultimately granted under this program range from 0 percent to 150 percent of the target number of performance-based RSUs awarded to the participant as determined by achievement of the performance criteria of the program. In addition, in general, award recipients must remain employed by us throughout a three-year service period (inclusive of the one-year performance period) to attain the full amount of the performance-based RSUs that satisfied the performance criteria.

The following table presents our assumptions used in determining the fair value of our ONSG and AFCF awards currently expected to vest as of December 31, 2024:

	2024 ONSG	2023 ONSG	2022 AFCF
Fair value, net of forfeitures to date (in millions)	$22	$20	$7
Achievement of target payout(1)	200%	200%	88%
Stock price used in determining fair value	$64.99	$47.28	$46.27
(1) Company's estimate of target payout as of December 31, 2024.

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

We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. FASB ASC Topic 718, Compensation – Stock Compensation allows forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately five percent to all unvested stock-based awards as of December 31, 2024, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually or more frequently if there are significant changes in circumstances and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Unrecognized Compensation Cost

We expect to recognize the following future expense for awards outstanding as of December 31, 2024:

	Unrecognized Compensation Cost (in millions) (1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$44
Non-vested stock awards	227
	$271	1.7
(1) Amounts presented represent compensation cost, net of estimated forfeitures.

Employee Stock Purchase Plan

In May 2022, our stockholders approved an additional 10 million shares that may be issued under our global employee stock purchase plan. Our global employee stock purchase plan provides for the granting of options to purchase up to 60 million shares of our common stock to all eligible employees. Under the global employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2024, there were approximately 6 million shares available for future issuance under the employee stock purchase plan.

Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

	Year Ended December 31,
	2024			2023			2022
Shares issued or to be issued (in thousands)	2,409			2,623			2,850
Range of purchase prices	$49.16	-	$64.95	$39.11	-	$45.51	$31.68	-	$32.31
Expense recognized (in millions)	$34			$29			$28

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period.

NOTE L – WEIGHTED AVERAGE SHARES OUTSTANDING

	Year Ended December 31,
(in millions)	2024	2023	2022
Weighted average shares outstanding - basic	1,471.5	1,453.0	1,430.5
Net effect of common stock equivalents	14.4	10.6	9.2
Weighted average shares outstanding - diluted	1,485.9	1,463.5	1,439.7

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Year Ended December 31,
(in millions)	2024	2023	2022
Stock options outstanding(1)	—	0	6
MCPS(2)	—	10	24
(1) Represents stock options outstanding pursuant to our employee stock-based compensation plans with exercise prices that were greater than the average fair market value of our common stock for the related periods.
(2) Represents common stock issuable upon the conversion of our MCPS. Refer to Note J – Stockholders' Equity for additional information.

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

In 2023 and 2022, the effect of assuming the conversion of our MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income (loss) was reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating Net income (loss) attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

NOTE M – SEGMENT REPORTING

We aggregate our core businesses into two reportable segments: MedSurg and Cardiovascular, each of which generates revenues from the sale of medical devices. In accordance with FASB ASC Topic 280, Segment Reporting, we identified our reportable segments based on the nature of our products, production processes, type of customer, selling and distribution methods and regulatory environment, as well as the economic characteristics of each of our operating segments. Our chief operating decision maker (CODM) is our President and Chief Executive Officer.

We measure and evaluate our reportable segments based on their respective net sales, cost of goods sold, selling, general and administrative expenses, research and development expenses, operating income, excluding intersegment profits, and operating income as a percentage of net sales, all based on internally-derived standard currency exchange rates to exclude the impact of foreign currency, which may be updated from year to year. We exclude from segment expenses and segment operating income certain corporate-related expenses and certain transactions or adjustments that our CODM considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and European Union (EU) Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from segment expenses and segment operating income, they are included in reported Income (loss) before income taxes within our consolidated statements of operations and are included in the reconciliation below. The CODM uses segment operating income in the budget and forecasting process and to monitor budget versus actual results, which are used in assessing the performance of the reportable segments and to allocate resources across our reportable segments. Refer to Note N – Revenue for net sales by reportable segment presented in accordance with GAAP.

A reconciliation of sales and operating income for the reportable segments to the applicable line items within our accompanying consolidated statements of operations is as follows (in millions, except percentages). Prior period amounts have been restated at constant currency to conform to the current year presentation.

	Year Ended December 31, 2024
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$5,973		$10,711		$16,683
Impact of foreign currency fluctuations					64
Total net sales					16,747
Segment expenses:
Cost of products sold	1,649	27.6%	3,404	31.8%	5,053
Selling, general and administrative expenses	1,801	30.2%	3,166	29.6%	4,967
Research and development expenses	462	7.7%	975	9.1%	1,437
Other segment items(1)	14	0.2%	19	0.2%	33
Segment operating income(2)	2,046	34.3%	3,147	29.4%	5,193
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(663)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(1,070)
Amortization expense					(856)
Operating income (loss)					2,603
Other income (expense), net					(321)
Income (loss) before income taxes					$2,282

	Year Ended December 31, 2023
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$5,378		$8,714		$14,091
Impact of foreign currency fluctuations					149
Total net sales					14,240
Segment expenses:
Cost of products sold	1,470	27.3%	2,805	32.2%	4,276
Selling, general and administrative expenses	1,626	30.2%	2,749	31.5%	4,375
Research and development expenses	427	7.9%	855	9.8%	1,282
Other segment items(1)	20	0.4%	23	0.3%	43
Segment operating income(2)	1,834	34.1%	2,281	26.2%	4,115
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(377)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(567)
Amortization expense					(828)
Operating income (loss)					2,343
Other income (expense), net					(358)
Income (loss) before income taxes					$1,985

	Year Ended December 31, 2022
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$4,855		$7,679		$12,535
Other(3)					(60)
Impact of foreign currency fluctuations					208
Total net sales					12,682
Segment expenses:
Cost of products sold	1,401	28.9%	2,637	34.3%	4,038
Selling, general and administrative expenses	1,510	31.1%	2,454	32.0%	3,965
Research and development expenses	432	8.9%	782	10.2%	1,214
Other segment items(1)	23	0.5%	22	0.3%	45
Segment operating income(2)	1,489	30.7%	1,784	23.2%	3,272
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					29
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(789)
Amortization expense					(803)
Other(3)					(60)
Operating income (loss)					1,649
Other income (expense), net					(508)
Income (loss) before income taxes					$1,141
(1) Includes royalty expense.
(2) Calculated as Net sales of reportable segments less Segment expenses.
(3)    In 2022, amounts reflect sales reserves established for Italian government payback provisions, which are being disputed in the Italian court system. These amounts were not allocated to our reportable segments or considered by our CODM for resource allocation and decision-making purposes.

	Year Ended December 31,
Depreciation expense (in millions)	2024	2023	2022
MedSurg	$110	$103	$88
Cardiovascular	302	263	245
Consolidated depreciation expense	$412	$367	$333

	As of December 31,
Total assets (in millions)	2024	2023
MedSurg	$3,093	$2,888
Cardiovascular	7,084	5,988
Total assets of reportable segments	10,177	8,876
Goodwill	17,089	14,387
Other intangible assets, net	6,684	6,003
All other corporate assets	5,446	5,869
	$39,395	$35,136

	As of December 31,
Long-lived assets (in millions)	2024	2023
U.S.	$1,461	$1,300
Ireland	631	598
Costa Rica	530	373
Other countries	672	587
Property, plant and equipment, net	3,294	2,859
Goodwill	17,089	14,387
Other intangible assets, net	6,684	6,003
Operating lease right-of-use assets in Other long-term assets	449	439
	$27,516	$23,688

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

	Year Ended December 31,
	2024			2023			2022
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$1,651	$1,036	$2,687	$1,511	$970	$2,482	1,341	$880	$2,221
Urology	1,557	643	2,200	1,369	595	1,964	1,257	516	1,773
Neuromodulation	847	259	1,106	736	240	976	715	202	917
MedSurg	4,054	1,939	5,993	3,617	1,805	5,422	3,312	1,599	4,911
Interventional Cardiology Therapies	824	1,820	2,645	743	1,674	2,417	744	1,485	2,228
Watchman	1,371	145	1,516	1,155	119	1,274	915	103	1,019
Cardiac Rhythm Management	1,403	876	2,279	1,405	813	2,218	1,337	763	2,100
Electrophysiology	1,256	648	1,904	370	430	800	275	310	585
Cardiology	4,855	3,490	8,344	3,673	3,036	6,709	3,271	2,662	5,932
Peripheral Interventions	1,301	1,109	2,410	1,135	975	2,110	1,048	850	1,899
Cardiovascular	6,156	4,599	10,755	4,808	4,011	8,819	4,319	3,512	7,831
Other(1)	—	—	—	—	—	—	—	—	(60)
Total Net Sales	$10,210	$6,538	$16,747	$8,425	$5,816	$14,240	$7,632	$5,111	$12,682
(1)    In 2022, amounts reflect sales reserves established for Italian government payback provisions, which are being disputed in the Italian court system. These amounts were not allocated to our reportable segments or considered by our CODM for resource allocation and decision-making purposes.

Refer to Note M – Segment Reporting for information on our reportable segments.

	Year Ended December 31,
Geographic Regions	2024	2023	2022
U.S.	$10,210	$8,425	$7,632
Europe, Middle East and Africa	3,228	2,856	2,526
Asia-Pacific	2,686	2,400	2,116
Latin America and Canada	624	560	469
Other[1]	—	—	(60)
Total Net Sales	$16,747	$14,240	$12,682

Emerging Markets(2)	$2,680	$2,310	$1,968
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

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying consolidated balance sheets. Our deferred revenue balance was $635 million as of December 31, 2024 and $577 million as of December 31, 2023. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $231 million in 2024 that was included in the above contract liability balance as of December 31, 2023. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE O – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of Other comprehensive income, net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2023	$(96)	$154	$(8)	$49
Other comprehensive income (loss) before reclassifications	246	142	(9)	379
(Income) loss amounts reclassified from accumulated other comprehensive income	(14)	(141)	1	(154)
Total other comprehensive income (loss)	232	1	(8)	225
Balance as of December 31, 2024	$136	$155	$(16)	$275

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2022	$(1)	$269	$1	$269
Other comprehensive income (loss) before reclassifications	(87)	63	(10)	(34)
(Income) loss amounts reclassified from accumulated other comprehensive income	(8)	(178)	1	(185)
Total other comprehensive income (loss)	(95)	(115)	(9)	(219)
Balance as of December 31, 2023	$(96)	$154	$(8)	$49

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustment and our cash flow hedges recorded in Net change in derivative financial instruments.

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by income tax impacts of approximately $3 million in 2024 and approximately $5 million in 2023.

NOTE P – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our consolidated financial statements. During 2024, we implemented the following standards, none of which had a material impact on our consolidated financial statements:

ASC Update No. 2022-03

ASC Update No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions clarifies the guidance in Topic 820 related to measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, as well as introduces new disclosure requirements for these types of equity securities. We adopted Update No. 2022-03 on a prospective basis.

ASC Update No. 2023-07

ASC Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss in addition to disclosure of amounts for other segment items and a description of its composition. We adopted Update No. 2023-07 on a retrospective basis.

Standards to be Implemented

In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Update No. 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. Update No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. Update No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is allowed. Update No. 2023-09 should be applied on a prospective basis, however retrospective application is permitted. We expect to adopt Update No. 2023-09 prospectively. As this accounting standard update impacts disclosures only, we do not expect the adoption to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASC Update No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. Update No. 2024-03 aims to improve transparency of expense disclosures to enhance investor understanding of an entity's performance and to assist in comparing an entity's performance over time and with that of other entities. Update No. 2024-03 modifies the disclosures over certain costs and expenses and requires entities to disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion, included in each relevant expense caption, (2) within the same disclosure, certain amounts that are already required to be disclosed under current GAAP, (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and (4) the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Update No. 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date, or retrospectively to any or all prior periods presented in the financial statements. We are currently assessing the impact of Update No. 2024-03 to our consolidated financial statement disclosures.

No other new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our consolidated financial statements.

NOTE Q – EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension Plans

Domestic Retirement Plans

Following our 2006 acquisition of Guidant Corporation (Guidant), we assumed the Guidant Supplemental Retirement Plan, a frozen, non-qualified defined benefit plan for certain former officers and employees of Guidant. The Guidant Supplemental Retirement Plan was partially funded through a Rabbi Trust that contains segregated company assets within restricted cash used to pay the benefit obligations related to the plan.

We also maintain an Executive Retirement Plan, a defined benefit plan covering executive officers and other key contributors. Participants may retire with benefits once retirement conditions have been satisfied.

Other International Retirement Plans

In addition, we maintain retirement plans covering certain international employees.

We use a December 31 measurement date for these plans and record the net unfunded and underfunded portion as a liability within non-current liabilities, with the current portion within accrued expenses, on the consolidated balance sheets, recognizing changes primarily through OCI. As of December 31, 2024 and 2023, the funded status of our plans was unfunded or underfunded in aggregate. The outstanding obligation is as follows:

	As of December 31, 2024
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$56	$60	$—	$60
Other International Retirement Plans	150	167	100	67
	$206	$227	$100	$127

	As of December 31, 2023
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$54	$59	$—	$59
Other International Retirement Plans	145	159	101	58
	$199	$218	$101	$117

A reconciliation of the changes in the PBO for our retirement plans is as follows:

	Year Ended December 31,
(in millions)	2024	2023
Beginning obligations	$218	$207
Service costs	10	10
Interest costs	7	7
Actuarial (gain) loss	10	(4)
Plan curtailments/settlements	—	(0)
Plan amendments and assumption changes	4	6
Benefits paid	(10)	(10)
Impact of foreign currency fluctuations	(11)	3
Ending obligation	$227	$218

The critical assumptions associated with our employee retirement plans for 2024 are as follows:

	Weighted Average Discount Rate	Weighted Average Expected Return	Weighted Average Rate of Compensation Increase(1)

Domestic Retirement Plans	5.28%	n/a	2.00%
Other International Retirement Plans	2.50%	2.76%	3.25%
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

A reconciliation of the changes in the fair value of plan assets for our funded retirement plans is as follows:

	Year Ended December 31,
(in millions)	2024	2023
Beginning fair value	$101	$101
Actual return on plan assets	3	(1)
Employer contributions	11	11
Participant contributions	1	1
Plan curtailments/settlements	—	(0)
Actuarial gain (loss)	1	(0)
Benefits paid	(10)	(10)
Impact of foreign currency fluctuations	(8)	0
Ending fair value	$100	$101

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

Expected benefit payments are estimated based on the same assumptions used in determining our benefit obligation as of December 31, 2024. Actual benefit payments will depend on future employment and compensation, average years employed and average life spans, in addition to other factors. Changes in any of these factors could significantly impact these estimated future benefit payments. Benefit payments expected to be paid during the next ten years for our Domestic Retirement Plans and our Other International Retirement Plans are as follows:

(in millions)	Post Retirement Benefits
2025	$20
2026	12
2027	15
2028	14
2029	10
2030 - 2034	76

Defined Contribution Plan

We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match 200 percent of employee elective deferrals for the first two percent of employee eligible compensation and 50 percent of employee elective deferrals greater than two percent, but not exceeding six percent, of employee eligible compensation. Total expense for our matching contributions to the plan was $147 million in 2024, $135 million in 2023 and $123 million in 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2024, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting

During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our internal control over financial reporting during the year ended December 31, 2024. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 14, 2024, Ellen Zane, an independent member of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Zane’s plan covers the sale of 13,586 shares of our common stock. Transactions under Ms. Zane’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Ms. Zane’s plan will terminate on the earlier of February 24, 2026 or the date all shares subject to the plan have been sold.

On November 15, 2024, Michael F. Mahoney, our Chairman and Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Mahoney’s plan covers the sale of 493,328 shares of our common stock, including 316,856 shares to be acquired upon exercise of stock options. Transactions under Mr. Mahoney’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Mahoney’s plan will terminate on the earlier of June 6, 2025, or the date all shares subject to the plan have been sold.

On November 21, 2024, Vance R. Brown, our Senior Vice President, General Counsel and Corporate Secretary, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Brown’s plan covers the sale of 19,304 shares of our common stock. Transactions under Mr. Brown’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Brown’s plan will terminate on the earlier of May 30, 2025 or the date all shares subject to the plan have been sold.

On November 21, 2024, Jeffrey B. Mirviss, our Senior Vice President and President, Peripheral Interventions, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Mirviss’ plan covers the sale of up to 11,107 shares of our common stock, including up to 8,419 shares to be acquired upon vesting of restricted share units. Transactions under Mr. Mirviss’ plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Mirviss’ plan will terminate on the earlier of May 21, 2025 or the date all shares subject to the plan have been sold.

On November 29, 2024, Emily M. Woodworth, our Senior Vice President, Global Controller and Chief Accounting Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Woodworth’s plan covers the sale of up to 18,973 shares of our common stock, including up to 3,281 shares to be acquired upon vesting of restricted share units and 13,167 shares to be acquired upon the exercise of stock options. Transactions under Ms. Woodworth’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Ms. Woodworth’s plan will terminate on the earlier of August 29, 2025 or the date all shares subject to the plan have been sold.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, New York, NY, (PCAOB ID 42).
The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

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

3.2	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 10, 2024, File No. 1-11083).

4.1	Specimen Certificate for shares of the Company's Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1. File No. 33-46980).

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

4.17
Form of 1.900% Senior Note Due June 1, 2025 in the aggregate amount of $500,000,000 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 18, 2020, File No. 1-11083).

4.18
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

4.20	Form of 0.750% Senior Note due March 8, 2025 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

4.21	Form of 1.375% Senior Note due March 8, 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

4.22	Form of 1.625% Senior Note due March 8, 2031 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

4.23	Form of 1.875% Senior Note due March 8, 2034 (incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

4.24	Form of 3.375% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 27, 2024, File No. 1-11083).

4.25	Form of 3.500% Senior Note due 2032 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on February 27, 2024, File No. 1-11083).

10.1
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2000 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 10, 2004, File No. 1-11083).#

10.2
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed August 7, 2012, File No. 1-11083).#

10.3
Form of Boston Scientific Corporation Excess Benefit Plan, as amended (incorporated herein by reference to Exhibits 10.1 and 10.4 to the Company's Current Reports on Form 8-K filed on July 5, 2005 and December 22, 2008, respectively, File No. 1-11083).#

10.4
Form of Trust under the Boston Scientific Corporation Excess Benefit Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 5, 2005, File No. 1-11083).#

10.5	Boston Scientific Corporation Deferred Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2010, File No. 1-11083).#

10.6
Boston Scientific Corporation 2011 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, File No. 1-11083).#

10.7
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2003 and 2011 Long-Term Incentive Plans (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, File No. 1-11083).#

10.8
Form of Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2011, File No. 1-11083).#

10.9
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.100 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, File No. 1-11083).#

10.10
Form of Offer Letter by and between the Company and Joseph M. Fitzgerald dated February 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, filed on May 6, 2015, File No. 1-11083). #

10.11
Boston Scientific Deferred Compensation Option Program (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on August 27, 2002, File No. 333-98755).#

10.12
Boston Scientific Corporation Domestic Relocation Policy Tier 5 Executive Officer Homeowner, effective January 2007 and updated July 2012 (incorporated herein by reference to Exhibit 10.118 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-11083).#

10.13
Form of Letter to Key Management Personnel re: Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2013, File No. 1-11083).#

10.14
Form of Offer Letter by and between the Company and Daniel J. Brennan, dated October 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 24, 2013 File No. 1-11083).#

10.15
Form of Long-Term Incentive Plan Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 7, 2013, File No. 1-11083).#

10.16
Boston Scientific Corporation U.S. Severance Plan for Exempt Employees, as amended and restated, effective August 1, 2013 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 7, 2013, File No. 1-11083).#

10.17
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 31, 2008, File No. 1-11083).#

10.18
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2014 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 5, 2013, File No. 1-11083).#

10.19
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended and restated, effective July 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, File No. 1-11083). #

10.20*	Boston Scientific Corporation Executive Retirement Plan, as amended and restated effective March 1, 2025. #

10.21
Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.22
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.23
Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.24
First Amendment to Boston Scientific Corporation Deferred Bonus Plan, effective January 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.25
Form of 2016 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016, File No. 1-11083). #

10.26
Form of 2017 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 3, 2017, File No. 1-11083).#

10.27
Form of 2018 Global Non-Qualified Stock Option Agreement under the Company's the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed on May 1, 2018, File No. 1-11083).#

10.28
Form of 2018 Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the Company's 2011 Long-Term Incentive Plan# (incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 10-Q quarter ended March 31, 2018, filed on May 1, 2018, File No. 1-11083). #

10.29
Form of 2019 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on April 29, 2019, File No. 1-11083).#

10.30
Form of 2020 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.31
Form of 2020 Global Restricted Stock Unit Award Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.32*	Amended and Restated 2011 Long-Term Incentive Plan of the Company, as amended January 1, 2025.#

10.33
Form of 2021 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.34
Form of 2021 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.35
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

10.36
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

10.37
Second Amendment, dated as of March 1, 2023, to Credit Agreement, dated as of May 10, 2021, by and among the Company, the several lenders parties thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023, File No. 1-011083.

10.38
Third Amendment, dated as of May 10, 2024, to the Credit Agreement, dated as of May 10, 2021, by and among Boston Scientific Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 1, 2024, File No. 1-11083).#

10.39
Boston Scientific Corporation 2022 Total Shareholder Return Performance Share Program, Performance Period January 1, 2022 - December 31, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 23, 2021, File No. 001-11083).#

10.40
Boston Scientific Corporation 2022 Free Cash Flow Performance Share Program, Performance Period January 1 - December 31, 2022 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 23, 2021, File No. 001-11083).#

10.41
Form of 2022 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.42
Form of 2022 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.77 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.43
Form of 2022 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.44
Form of 2022 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.79 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.45	Form of EC Non-CEO Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2022, File No. 1-11083). #

10.46
Form of Offer Letter by and between the Company and Arthur Butcher, dated April 1, 2022 (incorporated herein by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.47
Form of Offer Letter by and between the Company and Jeffrey Mirviss, dated December 11, 2012 (incorporated herein by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.48
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2023 (incorporated herein by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.49
Employee Stock Purchase Plan, Amended and Restated Effective as of July 1, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2022, File No.1-11083). #

10.50
Boston Scientific Corporation 2023 Relative Total Shareholder Return Performance Share Program, Performance Period January 1, 2023 – December 31, 2025 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2022, File No. 1-11083). #

10.51
Boston Scientific Corporation 2023 Organic Net Sales Growth Performance Share Program, Performance Period January 1 – December 31, 2023, (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2022, File No. 1-11083)). #

10.52
Form of 2023 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

10.53
Form of 2023 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

10.54
Form of 2023 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

10.55
Form of 2023 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Organic Net Sales Growth) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

10.56*	Boston Scientific Corporation 2024 Annual Bonus Plan, Performance Period January 1 to December 31, 2024, as amended.#

10.57
Boston Scientific Corporation 2024 Relative Total Shareholder Return Performance Share Program, Performance Period January 1, 2024 – December 31, 2026 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2023, File No. 1-11083).#

10.58
Boston Scientific Corporation 2024 Organic Net Sales Growth Performance Share Program, Performance Period January 1, 2024 – December 31, 2026 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2023, File No. 1-11083).#

10.59
Form of 2024 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 1, 2024, File No. 1-11083). #

10.60
Form of 2024 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 1, 2024, File No. 1-11083). #

10.61
Form of 2024 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 1, 2024, File No. 1-11083). #

10.62
Form of 2024 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Organic Net Sales Growth) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 1, 2024, File No. 1-11083). #

10.63*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.64*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.65
Boston Scientific Corporation 2025 Annual Bonus Plan, Performance Period January 1 to December 31, 2025, (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2024, File No. 1-11083).#

10.66
Boston Scientific Corporation 2025 Relative Total Shareholder Return Performance Share Program, Performance Period January 1, 2025 – December 31, 2027 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2024, File No. 1-11083).#

10.67
Boston Scientific Corporation 2025 Organic Net Sales Growth Performance Share Program, Performance Period January 1, 2025 – December 31, 2027 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2024, File No. 1-11083).#

19*	Boston Scientific Corporation Stock Trading Policy

21*	List of Boston Scientific's subsidiaries as of January 31, 2025.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Boston Scientific Corporation Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 20, 2024, File No. 1-11083)

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

Dated: February 18, 2025	Boston Scientific Corporation

	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 18, 2025	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 18, 2025	By:	/s/ Michael F. Mahoney

Michael F. Mahoney
Director, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 18, 2025	By:	/s/ Emily M. Woodworth

Emily M. Woodworth
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 18, 2025	By:	/s/ Charles J. Dockendorff

Charles J. Dockendorff
Director

Dated: February 18, 2025	By:	/s/ Yoshiaki Fujimori

Yoshiaki Fujimori
Director

Dated: February 18, 2025	By:	/s/ David Habiger

David Habiger
Director

Dated: February 18, 2025	By:	/s/ Edward J. Ludwig

Edward J. Ludwig
Director

Dated: February 18, 2025	By:	/s/ Jessica L. Mega

Jessica L. Mega
Director

Dated: February 18, 2025	By:	/s/ Susan E. Morano

Susan E. Morano
Director

Dated: February 18, 2025	By:	/s/ Cheryl Pegus

Cheryl Pegus
Director

Dated: February 18, 2025	By:	/s/ John E. Sununu

John E. Sununu
Director

Dated: February 18, 2025	By:	/s/ David S. Wichmann

David S. Wichmann
Director

Dated: February 18, 2025	By:	/s/ Ellen M. Zane

Ellen M. Zane
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS

Description (in millions)	Balance at Beginning of Year	Credit loss exposure(1)	Write-offs(2)	Balance at End of Year
Year Ended December 31, 2024:
Allowances for credit losses	$110	41	(43)	$109
Year Ended December 31, 2023:
Allowances for credit losses	$109	50	(48)	$110
Year Ended December 31, 2022:
Allowances for credit losses	$108	35	(35)	$109

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