Form 10-Q
period 2025-03-31
BOSTON SCIENTIFIC CORP
filed 2025-05-01
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of April 29, 2025 was 1,479,446,345.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024

Net sales	$4,663	$3,856
Cost of products sold	1,453	1,209
Gross profit	3,210	2,648

Operating expenses:
Selling, general and administrative expenses	1,597	1,364
Research and development expenses	443	366
Royalty expense	14	10
Amortization expense	219	214
Contingent consideration net expense (benefit)	5	17
Restructuring net charges (credits)	10	3
	2,288	1,973
Operating income (loss)	921	675

Other income (expense):
Interest expense	(82)	(69)
Other, net	(34)	2
Income (loss) before income taxes	805	608
Income tax expense (benefit)	133	115
Net income (loss)	672	493
Net income (loss) attributable to noncontrolling interests	(2)	(1)
Net income (loss) attributable to Boston Scientific common stockholders	$674	$495

Net income (loss) per common share — basic	$0.46	$0.34
Net income (loss) per common share — diluted	$0.45	$0.33

Weighted-average shares outstanding
Basic	1,477.2	1,468.4
Diluted	1,493.1	1,481.7

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Net income (loss)	$672	$493
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(214)	57
Net change in derivative financial instruments	(86)	22
Net change in defined benefit pensions and other items	(0)	(0)
Other comprehensive income (loss)	(300)	78
Comprehensive income (loss)	$372	$572
Net income (loss) attributable to noncontrolling interests	(2)	(1)
Other comprehensive income (loss) attributable to noncontrolling interests	2	(5)
Comprehensive income (loss) attributable to noncontrolling interests	1	(6)
Comprehensive income attributable to Boston Scientific common stockholders	$372	$578

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$725	$414
Trade accounts receivable, net	2,693	2,558
Inventories	2,867	2,810
Prepaid income taxes	294	307
Other current assets	756	831
Total current assets	7,335	6,920
Property, plant and equipment, net	3,389	3,294
Goodwill	17,340	17,089
Other intangible assets, net	6,566	6,684
Deferred tax assets	3,676	3,655
Other long-term assets	1,834	1,754
TOTAL ASSETS	$40,140	$39,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$777	$1,778
Accounts payable	1,004	960
Accrued expenses	2,354	2,773
Other current liabilities	923	887
Total current liabilities	5,058	6,399
Long-term debt	10,532	8,968
Deferred tax liabilities	158	155
Other long-term liabilities	1,946	1,870

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - 0 shares issued as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,742,488,328 shares as of March 31, 2025 and 1,737,846,196 shares as of December 31, 2024	17	17
Treasury stock, at cost - 263,289,848 shares as of March 31, 2025 and December 31, 2024	(2,251)	(2,251)
Additional paid-in capital	21,127	21,056
Retained earnings	3,347	2,673
Accumulated other comprehensive income (loss), net of tax	(28)	275
Total stockholders’ equity	22,212	21,770
Noncontrolling interests	233	233
Total equity	22,446	22,003
TOTAL LIABILITIES AND EQUITY	$40,140	$39,395

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share data)	2025	2024
Common stock shares issued
Beginning	1,737,846,196	1,729,000,224
Impact of stock-based compensation plans	4,642,132	4,293,661
Ending	1,742,488,328	1,733,293,885

Common stock
Beginning	$17	$17
Impact of stock-based compensation plans	0	0
Ending	$17	$17
Treasury stock
Beginning	$(2,251)	$(2,251)
Repurchase of common stock	—	—
Ending	$(2,251)	$(2,251)
Additional paid-in capital
Beginning	$21,056	$20,647
Impact of stock-based compensation plans	70	66
Ending	$21,127	$20,713
Retained earnings
Beginning	$2,673	$819
Net income (loss)	672	493
Net (income) loss attributable to noncontrolling interests	2	1
Ending	$3,347	$1,314
Accumulated other comprehensive income (loss), net of tax
Beginning	$275	$49
Changes in other comprehensive income (loss)	(302)	83
Ending	$(28)	$132
Total stockholders' equity	$22,212	$19,926

Noncontrolling interests
Beginning	$233	$248
Net income (loss) attributable to noncontrolling interests	(2)	(1)
Changes in other comprehensive income (loss)	2	(5)
Ending	$233	$242

Total equity	$22,446	$20,168

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Net income (loss)	$672	$493
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	325	304
Deferred and prepaid income taxes	41	31
Stock-based compensation expense	74	63
Net loss (gain) on investments and notes receivable	28	2
Contingent consideration net expense (benefit)	5	17
Inventory step-up amortization	81	—
Other, net	(7)	(4)
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(107)	(114)
Inventories	(109)	(124)
Other assets	(77)	(55)
Accounts payable, accrued expenses and other liabilities	(385)	(450)
Cash provided by (used for) operating activities	541	164

Investing activities:
Purchases of property, plant and equipment and internal use software	(187)	(179)
Payments for acquisitions of businesses, net of cash acquired	(239)	(47)
Payments for investments and acquisitions of certain technologies	(77)	(66)
Other, net	3	7
Cash provided by (used for) investing activities	(500)	(285)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	—	(34)
Payments for royalty rights	(10)	(15)
Payments for finance leases	(36)	(25)
Payments on short-term borrowings	(1,083)	(504)
Net increase (decrease) in commercial paper	(192)	—
Proceeds from long-term borrowings, net of debt issuance costs	1,558	2,145
Cash used to net share settle employee equity awards	(118)	(78)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	115	80
Cash provided by (used for) financing activities	233	1,569

Effect of foreign exchange rates on cash	39	(7)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	314	1,441

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	606	1,055
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$919	$2,496

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Three Months Ended March 31,
(in millions)	2025	2024
Supplemental Information
Stock-based compensation expense	$74	$63
Non-cash impact of transferred royalty rights	(4)	(7)

	As of March 31,
(in millions)	2025	2024
Reconciliation to amounts within the unaudited consolidated balance sheets:
Cash and cash equivalents	$725	$2,329
Restricted cash and restricted cash equivalents included in Other current assets	103	93
Restricted cash equivalents included in Other long-term assets	91	74
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$919	$2,496

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include the accounts of the Company's wholly owned- subsidiaries and entities for which we have a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. We consolidate our majority stake investment in Acotec Scientific Holdings Limited on a one quarter lag.

Amounts reported in millions within this Quarterly Report on Form 10-Q are computed based on the amounts in thousands. As a result, the sum of the components may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

Subsequent Events

We evaluate events occurring after the date of our accompanying unaudited consolidated balance sheets for potential recognition or disclosure in our unaudited consolidated financial statements. Those items requiring recognition in the financial statements have been recorded and disclosed accordingly.

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

On April 1, 2025, we completed our acquisition of the remaining shares of Bolt Medical, Inc. (Bolt Medical), the developer of an intravascular lithotripsy advanced laser-based platform for the treatment of coronary and peripheral artery disease. We had been an investor in Bolt Medical since 2019 and held an equity stake of approximately 26 percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of approximately $516 million upon closing and up to an additional $148 million in a future payment upon achievement of a regulatory milestone. The Bolt Medical business will be integrated into our Cardiology and Peripheral Interventions divisions.

On March 3, 2025, we announced our entry into a definitive agreement to acquire SoniVie Ltd. (SoniVie), a privately held medical device company that has developed the TIVUS™ Intravascular Ultrasound System. An investigational technology, the TIVUS system is designed to denervate nerves surrounding blood vessels to treat a variety of hypertensive disorders, including renal artery denervation for hypertension. We have been an investor in SoniVie since 2022 and currently hold an equity stake of approximately 10 percent. The transaction price to acquire the remaining stake is expected to result in an upfront cash payment of approximately $360 million upon closing and up to an additional $180 million in a future payment upon achievement of a regulatory milestone. The transaction is expected to close during the second quarter of 2025, subject to customary closing conditions. The SoniVie business will be integrated into our Cardiology division.

On November 25, 2024, we announced our entry into a definitive agreement to acquire 100 percent of Intera Oncology®, Inc. (Intera), a privately held medical device company that provides the Intera 3000 Hepatic Artery Infusion Pump and floxuridine – a chemotherapy drug – both of which are approved by the U.S. Food and Drug Administration. The Intera 3000 pump is used to administer hepatic artery infusion therapy to treat tumors in the liver primarily caused by metastatic colorectal cancer. The purchase price consists of an upfront cash payment of approximately $175 million. The transaction is expected to close in the second quarter of 2025, subject to customary closing conditions. The Intera business will be integrated into our Peripheral Interventions division.

2025 Acquisitions

On January 24, 2025, we completed our acquisition of 100 percent of Cortex, Inc. (Cortex), a privately held medical technology company focused on the development of a diagnostic mapping solution which may identify triggers and drivers outside of the pulmonary veins that are foundational to atrial fibrillation (AF). The transaction consisted of an upfront cash payment of $239 million, net of cash acquired, and up to an additional $50 million in future payments upon achievement of clinical and other milestones. The Cortex business will be integrated into our Cardiology division.

Purchase Price Allocation

We accounted for this transaction as a business combination in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (FASB ASC Topic 805). The preliminary purchase price was comprised of the amount presented below:

(in millions)	Cortex
Payment for acquisition, net of cash acquired	$239
Fair value of contingent consideration	38
$277

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

(in millions)	Cortex
Goodwill	$205
Amortizable intangible assets	69
Other assets acquired	1
Net deferred tax assets	11
Liabilities assumed	(10)
$277

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$69	13	18%
	$69

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

Contingent Consideration

Changes in the fair value of our contingent consideration liability during the first quarter of 2025 associated with prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2024	$171
Amount recorded related to current year acquisitions	38
Contingent consideration net expense (benefit)	5
Balance as of March 31, 2025	$214

There were no payments made during the first quarter of 2025. The maximum amount we could be required to pay for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of March 31, 2025, the fair value of such uncapped contingent consideration is estimated at $151 million. As of March 31, 2025, the maximum amount that we could be required to pay under our other capped contingent consideration arrangements (undiscounted) is approximately $270 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2025	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Commercialization Milestones	$176 million	Discounted Cash Flow	Discount Rate	6%	-	15%	7%
			Probability of Payment	40%	-	100%	96%
			Projected Year of Payment	2025	-	2029	2027
Clinical-based and Other Milestones	$38 million	Discounted Cash Flow	Discount Rate	5%			5%
			Probability of Payment	81%			81%
			Projected Year of Payment	2026			2026
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our clinical and revenue-based payments and commercialization milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of March 31, 2025.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	March 31, 2025	December 31, 2024
Equity method investments	$358	$278
Measurement alternative investments(1, 2)	297	277
	$655	$555
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

(2) Includes publicly-held equity securities measured at fair value with changes in fair value recognized in Other, net within our accompanying unaudited consolidated statements of operations.

These investments are classified as Other long-term assets within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies.

As of March 31, 2025, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $374 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of March 31, 2025		As of December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$14,406	$(8,799)	$14,327	$(8,605)
Patents	481	(380)	481	(381)
Other intangible assets	2,406	(1,643)	2,380	(1,612)
Amortizable intangible assets	$17,293	$(10,821)	$17,188	$(10,598)

Goodwill	$27,240	$(9,900)	$26,989	$(9,900)

IPR&D	$94		$94
Indefinite-lived intangible assets	$94		$94
The increase in our balance of goodwill is related primarily to our acquisition of Cortex in the first quarter of 2025.

The following represents a roll forward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
Balance as of December 31, 2024	$7,483	$9,606	$17,089
Goodwill acquired	—	205	205
Impact of foreign currency fluctuations and purchase price adjustments	17	30	47
Balance as of March 31, 2025	$7,500	$9,841	$17,340

Goodwill and Other Intangible Asset Impairments

We did not record any goodwill or other intangible asset impairment charges in the first quarter of 2025 or 2024. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. Refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for further discussion of our annual goodwill and intangible asset impairment testing.

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

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro, Chinese renminbi and Japanese yen. For these derivative instruments, we elected to use the spot method to assess hedge effectiveness. We also elected to exclude the spot-forward difference, referred to as the excluded component, from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. As such, we defer recognition of foreign currency gains and losses within the Foreign currency translation adjustment (CTA) component of OCI, and we reclassify amortization of the excluded component from AOCI to current period earnings within Interest expense within our unaudited consolidated statements of operations.

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro. As of March 31, 2025 and December 31, 2024, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (December 2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net within our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of March 31, 2025 or December 31, 2024. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of March 31, 2025 or December 31, 2024. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest-rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		March 31, 2025	December 31, 2024
Forward currency contracts	Cash flow hedge	$4,358	$2,464
Forward currency contracts	Net investment hedge	1,341	741
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	3,848	4,440
Total Notional Outstanding		$10,543	$8,642
(1) Foreign currency-denominated debt is the €900 million debt principal associated with our December 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of March 31, 2025 is within 36 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2025
Forward currency contracts
Cash flow hedges	$(70)	$16	$(55)	Cost of products sold	$1,453	$(41)	$9	$(31)
Net investment hedges(2)	(17)	4	(13)	Interest expense	82	(5)	1	(4)
Foreign currency-denominated debt
Net investment hedges(3)	(38)	9	(30)	Other, net	34	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	82	0	(0)	0

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2024
Forward currency contracts
Cash flow hedges	$76	$(17)	$59	Cost of products sold	$1,209	$(49)	$11	$(38)
Net investment hedges(2)	27	(6)	21	Interest expense	69	(4)	1	(3)
Foreign currency-denominated debt
Net investment hedges(3)	23	(5)	18	Other, net	(2)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	69	1	(0)	0
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

As of March 31, 2025, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$99
Forward currency contracts	Net investment hedge	Interest expense	29
Interest rate derivative contracts	Cash flow hedge	Interest expense	(1)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended March 31,
(in millions)		2025	2024
Net gain (loss) on currency hedge contracts	Other, net	$(42)	$15
Net gain (loss) on currency transaction exposures	Other, net	42	(20)
Net currency exchange gain (loss)		$(0)	$(5)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		March 31, 2025	December 31, 2024
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$122	$149
Forward currency contracts	Other long-term assets	11	79
		133	228
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	99	156
Total Derivative and Nonderivative Assets		$232	$384

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$12	$1
Forward currency contracts	Other long-term liabilities	19	—
Foreign currency-denominated debt(2)	Long-term debt	969	930
		1,000	931
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	47	59
Total Derivative and Nonderivative Liabilities		$1,047	$990
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
Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	March 31, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$396	$—	$—	$396	$120	$—	$—	$120
Publicly-held equity securities	17	—	—	17	19	—	—	19
Hedging instruments	—	232	—	232	—	384	—	384
Licensing arrangements	—	—	17	17	—	—	24	24
	$413	$232	$17	$662	$139	$384	$24	$547
Liabilities
Hedging instruments	$—	$1,047	$—	$1,047	$—	$990	$—	$990
Contingent consideration liability	—	—	214	214	—	—	171	171
Licensing arrangements	—	—	21	21	—	—	33	33
	$—	$1,047	$235	$1,282	$—	$990	$203	$1,194

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents or Other current assets within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $396 million invested in money market funds and time deposits as of March 31, 2025 and $120 million as of December 31, 2024, we held $345 million in interest-bearing and non-interest-bearing bank accounts as of March 31, 2025 and $364 million as of December 31, 2024.

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

The fair value of our outstanding debt obligations, excluding finance leases, was $10.900 billion as of March 31, 2025 and $10.330 billion as of December 31, 2024. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $11.309 billion as of March 31, 2025 and $10.746 billion as of December 31, 2024, with current obligations of $777 million as of March 31, 2025 and $1.778 billion as of December 31, 2024. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			March 31, 2025	December 31, 2024
March 2026 Senior Notes	February 2019	March 2026	—	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	973	935	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	811	779	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
March 2029 Senior Notes(3)	February 2024	March 2029	811	779	3.375%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	811	779	1.625%
March 2031 Senior Notes(3)	February 2025	March 2031	919	—	3.000%
March 2032 Senior Notes(3)	February 2024	March 2032	1,352	1,299	3.500%
March 2034 Senior Notes(3)	March 2022	March 2034	541	519	1.875%
March 2034 Senior Notes(3)	February 2025	March 2034	703	—	3.250%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.500%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2025 - 2049	(82)	(70)
Finance Lease Obligation		Various	126	126
Long-term debt			$10,532	$8,968
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
(3) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of March 31, 2025 and December 31, 2024, respectively.

Revolving Credit Facility

On May 10, 2021, we entered into a $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. On May 10, 2024, we entered into a third amendment to the 2021 Revolving Credit Facility credit agreement, which provided for, among other things, an extension of the scheduled maturity date to May 10, 2029, an amendment of the Ratings based pricing grid of the Applicable Margin, each as defined in the credit agreement, and reset the applicable date for purposes of determining the amounts of restructuring charges and restructuring-related expenses that may be excluded from consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the credit agreement, for purposes of our maximum leverage ratio covenant, from December 31, 2022 to March 31, 2024, as further discussed under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no amounts outstanding under the 2021 Revolving Credit Facility as of March 31, 2025 or December 31, 2024.

Financial Covenant

As of March 31, 2025, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement	Actual
	as of March 31, 2025	as of March 31, 2025
Maximum permitted leverage ratio(1)	4.75 times	2.21 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the 2021 Revolving Credit Facility credit agreement.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. On November 15, 2024, we announced the closing of our acquisition of Axonics, Inc. (Axonics), which we had previously designated as a Qualified Acquisition under the credit agreement, increasing the maximum permitted leverage ratio to 4.75 times.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of March 31, 2025, we had $274 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of March 31, 2025, we had $1.429 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. Outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no amounts outstanding under our commercial paper program as of March 31, 2025 and $191 million outstanding as of December 31, 2024.

	As of
(in millions, except maturity and yield)	March 31, 2025	December 31, 2024
Commercial paper outstanding (at par)	$—	$191
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	2,750	2,559
Weighted average maturity	0 days	20 days
Weighted average yield	—%	4.7%

Senior Notes

We had senior notes outstanding of $11.243 billion as of March 31, 2025 and $10.451 billion as of December 31, 2024. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

In February 2025, American Medical Systems Europe B.V. (AMS Europe), an indirect, wholly owned subsidiary of Boston Scientific, completed a registered public offering of €1.500 billion in aggregate principal amount of euro-denominated senior notes comprised of €850 million of 3.000% Senior Notes due 2031 and €650 million of 3.250% Senior Notes due 2034 (collectively, the 2025 Eurobonds). Boston Scientific has fully and unconditionally guaranteed all of AMS Europe's obligations under the 2025 Eurobonds, and no other subsidiary of Boston Scientific will guarantee these obligations. AMS Europe is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of Regulation S-X. The financial condition, results of operations and cash flows of AMS Europe are consolidated in the financial statements of Boston Scientific. The 2025 Eurobonds offering resulted in cash proceeds of $1.558 billion, net of investor discounts and issuance costs.

We used the net proceeds from the 2025 Eurobonds offering to fund the repayment at maturity of AMS Europe’s 0.750% Senior Notes due March 8, 2025 and to pay accrued and unpaid interest with respect to such notes. Additionally, we plan to use the remaining net proceeds for general corporate purposes, which may include, among other things, short term investments, reduction of short term debt, funding of working capital and potential future acquisitions.

In February 2024, AMS Europe completed a registered public offering of €2.000 billion in aggregate principal amount of euro-denominated senior notes comprised of €750 million of 3.375% Senior Notes due 2029 and €1.250 billion of 3.500% Senior Notes due 2032 (collectively, the 2024 Eurobonds). Boston Scientific has fully and unconditionally guaranteed all of AMS Europe's obligations under the 2024 Eurobonds, in addition to all of AMS Europe's obligations under the euro-denominated senior notes that were previously issued by AMS Europe in 2022, and no other subsidiary of Boston Scientific will guarantee these obligations. The 2024 Eurobonds offering resulted in cash proceeds of $2.145 billion, net of investor discounts and issuance costs.

We primarily used the net proceeds from the 2024 Eurobonds offering to fund a portion of the purchase price of our acquisition of Axonics and to pay related fees and expenses, and for general corporate purposes. We also used the net proceeds to fund the repayment at maturity of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes.

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

Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net within our accompanying unaudited consolidated balance sheets, are aggregated by contract denominated currency below (in millions):

Factoring Arrangements	As of March 31, 2025		As of December 31, 2024
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$181	2.6%	$176	5.3%
Yen denominated	207	1.3%	193	0.9%
Renminbi denominated	18	2.5%	26	2.0%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $218 million as of March 31, 2025 and $206 million as of December 31, 2024, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2025 and December 31, 2024 we had not recognized a related liability for our outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our unaudited consolidated balance sheets and were $129 million as of March 31, 2025 and $140 million as of December 31, 2024.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	March 31, 2025	December 31, 2024
Trade accounts receivable	$2,806	$2,667
Allowance for credit losses	(113)	(109)
	$2,693	$2,558

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended March 31,
(in millions)	2025	2024
Beginning balance	$109	$110
Credit loss expense	17	9
Write-offs	(13)	(10)
Ending balance	$113	$109

Inventories

	As of
(in millions)	March 31, 2025	December 31, 2024
Finished goods	$1,805	$1,798
Work-in-process	218	193
Raw materials	843	819
	$2,867	$2,810
Other current assets

	As of
(in millions)	March 31, 2025	December 31, 2024
Restricted cash and restricted cash equivalents	$103	$111
Derivative assets	221	305
Other	432	414
	$756	$831

Property, plant and equipment, net

	As of
(in millions)	March 31, 2025	December 31, 2024
Land	$145	$144
Buildings and improvements	2,096	2,019
Equipment, furniture and fixtures	3,781	3,630
Capital in progress	1,009	1,035
	7,031	6,827
Less: accumulated depreciation	3,642	3,533
	$3,389	$3,294

Depreciation expense was $106 million for the first quarter of 2025 and $90 million for the first quarter of 2024.

Other long-term assets

	As of
(in millions)	March 31, 2025	December 31, 2024
Restricted cash equivalents	$91	$80
Operating lease right-of-use assets	448	449
Derivative assets	11	79
Investments	655	555
Indemnification asset	187	188
Other	443	402
	$1,834	$1,754

Accrued expenses

	As of
(in millions)	March 31, 2025	December 31, 2024
Legal reserves	$137	$177
Payroll and related liabilities	927	1,288
Rebates	519	494
Contingent consideration	114	63
Other	657	751
	$2,354	$2,773
Other current liabilities

	As of
(in millions)	March 31, 2025	December 31, 2024
Deferred revenue	$306	$306
Taxes payable	315	268
Other	302	313
	$923	$887

Other long-term liabilities

	As of
(in millions)	March 31, 2025	December 31, 2024
Legal reserves	$180	$149
Accrued income taxes	361	357
Contingent consideration	100	108
Operating lease liabilities	399	401
Deferred revenue	335	329
Other	572	527
	$1,946	$1,870

NOTE G – INCOME TAXES

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended March 31,
	2025	2024
Reported tax rate	16.5%	18.9%
Impact of certain receipts/charges(1)	1.5%	(0.3)%
Rate from continuing operations	18.0%	18.6%
(1)These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the first quarter of 2025, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, and discrete tax benefits primarily related to stock-based compensation.

In the first quarter of 2024, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, and certain discrete tax benefits primarily related to unrecognized tax benefits and stock-based compensation.

As of March 31, 2025, we had $514 million of gross unrecognized tax benefits, of which a net $431 million, if recognized, would affect our effective tax rate. As of December 31, 2024, we had $506 million of gross unrecognized tax benefits, of which a net $423 million, if recognized, would affect our effective tax rate. The change in gross unrecognized tax benefit is primarily related to current year accruals for reserves.

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

Our accrual for legal matters that are probable and estimable was $316 million as of March 31, 2025 and $326 million as of December 31, 2024 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims and matters assumed from acquired companies. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. We did not record any litigation-related net charges (credits) during the first quarter of 2025 and 2024. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses within our accompanying unaudited consolidated statements of operations.

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

Upon the Company’s acquisition of Axonics on November 15, 2024, the Company assumed responsibility for all litigation pending against Axonics. On September 18, 2023, Axonics commenced an arbitration dispute against the Al Mann Foundation (AMF), in response to which AMF asserted multiple claims against Axonics. This arbitration will resolve, among other things, whether AMF terminated its licensing agreement with Axonics and whether Axonics owes royalties to AMF for its non-rechargeable sacral neuromodulation products. This dispute is scheduled for an arbitration hearing in July 2025.

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

On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System. The Trust subsequently agreed to stay its demand, pending the outcome of any dispositive motion against the Amended Complaint in the class action complaint described above. The Company received letters on behalf of the Union Excavators Local 731 Pension Fund, Diane Nachbaur, and Frank Tripson, three stockholders of the Company, on July 26, 2021, July 29, 2021, and February 13, 2023, respectively, each demanding access to certain books and records of the Company, pursuant to Section 220 of the Delaware General Corporation Law, regarding the business, operations, effectiveness and commercial viability of the LOTUS system, and related items. On April 7, 2023, Diane Nachbaur filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against the Company, Michael F. Mahoney, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, David Roux, John E. Sununu, Ellen M. Zane, Joseph M. Fitzgerald, Daniel J. Brennan, Shawn McCarthy, Ian Meredith, Kevin Ballinger, and Susan Vissers Lisa. On May 8, 2023, the Court stayed the case until the conclusion of the consolidated class action case. On October 18, 2023, Frank Tripson filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the Company, Michael F. Mahoney, Daniel J. Brennan, Joseph M. Fitzgerald, Shawn McCarthy, Kevin Ballinger, Ian Meredith, Susan Vissers Lisa, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, Stephen P. MacMillan, David Roux, John E. Sununu, and Ellen M. Zane. On December 15, 2023, the Court stayed that case until March 31, 2024. On March 26, 2024, the Company reached an agreement in principle with all of the plaintiffs to resolve the matters. On January 8, 2025, the United States District Court for the District of Massachusetts issued an order granting preliminary approval to the proposed settlement. On March 13, 2025, the Court approved the settlement and dismissed the Nachbaur Massachusetts case with prejudice. On March 18, 2025, the Delaware Chancery Court dismissed the Tripson Delaware case with prejudice.
NOTE I – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2025	2024
Weighted average shares outstanding — basic	1,477.2	1,468.4
Net effect of common stock equivalents	15.9	13.4
Weighted average shares outstanding - diluted	1,493.1	1,481.7

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Three Months Ended March 31,
(in millions)	2025	2024
Stock options outstanding(1)	1	2
(1)    Represents stock options outstanding pursuant to our employee stock-based compensation plans with exercise prices that were greater than the average fair market value of our common stock for the related periods.

We base Net income (loss) per common share - diluted upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options and stock awards from the calculation if the effect would be anti-dilutive.

We issued approximately five million shares of our common stock in the first quarter of 2025 and approximately four million shares in the first quarter of 2024. Shares were issued following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first quarter of 2025 or 2024. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2025, we had the full amount remaining available under the authorization.

NOTE J – SEGMENT REPORTING

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

We measure and evaluate our reportable segments based on their respective net sales, cost of goods sold, selling, general and administrative expenses, research and development expenses, operating income, excluding intersegment profits, and operating income as a percentage of net sales, all based on internally-derived standard currency exchange rates to exclude the impact of foreign currency, which may be updated from year to year. We exclude from segment expenses and segment operating income certain corporate-related expenses and certain transactions or adjustments that our CODM considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and European Union (EU) Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from segment expenses and segment operating income they are included in reported Income (loss) before income taxes within our accompanying unaudited consolidated statements of operations and are included in the reconciliation below. The CODM uses segment operating income in the budget and forecasting process and to monitor budget versus actual results, which are used in assessing the performance of the reportable segments and to allocate resources across our reportable segments Refer to Note K – Revenue for net sales by reportable segment presented in accordance with GAAP.

A reconciliation of sales and operating income for the reportable segments to the applicable line items within our accompanying unaudited consolidated statements of operations is as follows (in millions, except percentages). Prior period amounts have been restated at constant currency to conform to current year presentation.

	Three Months Ended March 31, 2025
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$1,598		$3,133		$4,731
Impact of foreign currency fluctuations					(69)
Total net sales					4,663
Segment expenses:
Cost of products sold	435	27.2%	925	29.5%	1,360
Selling, general and administrative expenses	509	31.8%	867	27.7%	1,376
Research and development expenses	121	7.5%	282	9.0%	403
Other segment items(1)	6	0.3%	6	0.2%	11
Segment operating income(2)	528	33.1%	1,053	33.6%	1,582
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(232)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(209)
Amortization expense					(219)
Operating income (loss)					921
Other income (expense), net					(116)
Income (loss) before income taxes					$805

	Three Months Ended March 31, 2024
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$1,417		$2,458		$3,875
Impact of foreign currency fluctuations					(19)
Total net sales					3,856
Segment expenses:
Cost of products sold	381	26.9%	811	33.0%	1,192
Selling, general and administrative expenses	439	31.0%	740	30.1%	1,180
Research and development expenses	107	7.6%	228	9.3%	335
Other segment items(1)	5	0.3%	4	0.2%	9
Segment operating income(2)	485	34.2%	674	27.4%	1,159
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(146)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(124)
Amortization expense					(214)
Operating income (loss)					675
Other income (expense), net					(67)
Income (loss) before income taxes					$608
(1) Includes royalty expense.
(2) Calculated as Net sales of reportable segments less Segment expenses.

	Three Months Ended March 31,
Depreciation expense (in millions)	2025	2024
MedSurg	$27	$24
Cardiovascular	78	66
Consolidated depreciation expense	$106	$90

	As of
Total assets (in millions)	March 31, 2025	December 31, 2024
MedSurg	$3,127	$3,093
Cardiovascular	7,413	7,084
Total assets of reportable segments	10,540	10,177
Goodwill	17,340	17,089
Other intangible assets, net	6,566	6,684
All other corporate assets	5,695	5,446
	$40,140	$39,395

	As of
Long-lived assets (in millions)	March 31, 2025	December 31, 2024
U.S.	$1,522	$1,461
Ireland	655	631
Costa Rica	557	530
Other countries	654	672
Property, plant and equipment, net	3,389	3,294
Goodwill	17,340	17,089
Other intangible assets, net	6,566	6,684
Operating lease right-of-use assets in Other long-term assets	448	449
	$27,743	$27,516

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

	Three Months Ended March 31,
	2025			2024
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$420	$253	$673	$395	$247	$642
Urology	469	165	633	356	157	513
Neuromodulation	204	67	271	190	66	256
MedSurg	1,093	484	1,577	941	470	1,412
Interventional Cardiology Therapies	232	465	697	195	457	652
Watchman	390	34	425	311	33	344
Cardiac Rhythm Management	358	220	578	354	221	575
Electrophysiology	511	219	730	158	143	300
Cardiology	1,491	938	2,429	1,017	854	1,872
Peripheral Interventions	376	280	656	299	274	573
Cardiovascular	1,868	1,218	3,085	1,316	1,129	2,445
Total Net Sales	$2,960	$1,702	$4,663	$2,258	$1,599	$3,856

Refer to Note J – Segment Reporting for information on our reportable segments.

	Three Months Ended March 31,
Geographic Regions	2025	2024
U.S.	$2,960	$2,258
Europe, Middle East and Africa	846	803
Asia-Pacific	701	647
Latin America and Canada	155	149
Total Net Sales	$4,663	$3,856

Emerging Markets(1)	$690	$648

(1) Our Emerging Markets countries include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $641 million as of March 31, 2025 and $635 million as of December 31, 2024. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $68 million in the first quarter of 2025 that was included in the above contract liability balance as of December 31, 2024. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2024	$136	$155	$(16)	$275
Other comprehensive income (loss) before reclassifications	(212)	(55)	(0)	(267)
(Income) loss amounts reclassified from accumulated other comprehensive income	(4)	(31)	(0)	(35)
Total other comprehensive income (loss)	(216)	(86)	(0)	(302)
Balance as of March 31, 2025	$(80)	$69	$(17)	$(28)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2023	$(96)	$154	$(8)	$49
Other comprehensive income (loss) before reclassifications	65	59	—	124
(Income) loss amounts reclassified from accumulated other comprehensive income	(3)	(38)	(0)	(41)
Total other comprehensive income (loss)	62	22	(0)	83
Balance as of March 31, 2024	$(34)	$175	$(8)	$132

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustment and our cash flow hedges recorded in Net change in derivative financial instruments.

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first quarter of 2025, we implemented the following standard on a prospective basis, which did not have a material impact on our unaudited consolidated financial statements:

ASC Update No. 2023-09

ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures enhances the transparency and decision usefulness of income tax disclosures. Update No. 2023-09 modifies the rules on income tax disclosures to require entities to annually disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). Update No. 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes.

Standards to be Implemented

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

Financial Summary

Three Months Ended March 31, 2025

Our net sales for the first quarter of 2025 were $4.663 billion, compared to $3.856 billion for the first quarter of 2024. This increase of $806 million, or 20.9 percent, included operational1 net sales growth of 22.2 percent and the negative impact of 130 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 18.2 percent and the positive impact of 400 basis points from certain acquisitions during the period for which there are less than a full period of comparable net sales. In 2024, acquisitions included the endoluminal vacuum therapy portfolio of B. Braun Medical Inc. (Braun), Silk Road Medical, Inc. (Silk Road Medical) and Axonics, Inc. (Axonics), during the first, third and fourth quarters of 2024, respectively. There were no applicable acquisitions in the first quarter of 2025. The increase in our net sales was primarily driven by strong commercial execution across our businesses, particularly in our Electrophysiology business unit, which was led by the rapid adoption of our Farapulse™ Pulsed Field Ablation System which launched in 2024. Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders for the first quarter of 2025 was $674 million, or $0.45 per diluted share. Our reported results for the first quarter of 2025 included certain charges and/or credits totaling $447 million (after-tax), or $0.30 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 was $1.121 billion, or $0.75 per diluted share.

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
2Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to certain acquisitions and divestitures for which there are less than a full period of comparable net sales.
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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended March 31, 2025
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$805	$133	$672	$(2)	$674	$0.45
Non-GAAP adjustments:
Amortization expense	219	30	189	2	187	0.13
Acquisition/divestiture-related net charges (credits)	149	(4)	154	—	154	0.10
Restructuring and restructuring-related net charges (credits)	49	7	42	—	42	0.03
Investment portfolio net losses (gains) and impairments	8	2	7	—	7	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	12	2	11	—	11	0.01
Deferred tax expenses (benefits)	—	(47)	47	—	47	0.03
Adjusted	$1,243	$122	$1,121	$0	$1,121	$0.75

	Three Months Ended March 31, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$608	$115	$493	$(1)	$495	$0.33
Non-GAAP adjustments:
Amortization expense	214	29	184	2	182	0.12
Acquisition/divestiture-related net charges (credits)	64	(13)	77	—	77	0.05
Restructuring and restructuring-related net charges (credits)	46	6	40	—	40	0.03
Investment portfolio net losses (gains) and impairments	(14)	(3)	(11)	—	(11)	(0.01)
EU MDR implementation costs	14	2	12	—	12	0.01
Deferred tax expenses (benefits)	—	(37)	37	—	37	0.02
Adjusted	$932	$99	$833	$1	$832	$0.56

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business. For additional information on our businesses and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended March 31,
(in millions)	2025	2024	Increase/(Decrease)
Endoscopy	$673	$642	4.7%
Urology	633	513	23.5%
Neuromodulation	271	256	5.8%
MedSurg	1,577	1,412	11.7%
Cardiology	2,429	1,872	29.8%
Peripheral Interventions	656	573	14.4%
Cardiovascular	3,085	2,445	26.2%
Net Sales	$4,663	$3,856	20.9%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) conditions with innovative, less-invasive technologies. Net sales of Endoscopy products of $673 million during the first quarter of 2025 represented 14 percent of our consolidated net sales. Endoscopy net sales increased $30 million, or 4.7 percent, during the first quarter of 2025, compared to the prior year period. During the first quarter of 2025, this increase included operational net sales growth of 5.9 percent and the negative impact of 120 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth during the first quarter of 2025 included organic net sales growth of 5.5 percent and the positive impact of 40 basis points from our acquisition of the endoluminal vacuum therapy portfolio of Braun during the first quarter of 2024.

Organic net sales growth was primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System, and our endoluminal surgery franchise.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Net sales of Urology products of $633 million during the first quarter of 2025 represented 14 percent of our consolidated net sales. Urology net sales increased $120 million, or 23.5 percent, during the first quarter of 2025, compared to the prior year period. During the first quarter of 2025, this increase included operational net sales growth of 24.5 percent and the negative impact of 100 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth during the first quarter of 2025 included organic net sales growth of 4.4 percent and the positive impact of 2,010 basis points from our acquisition of Axonics during the fourth quarter of 2024.

Organic net sales growth was primarily driven by our stone management franchise.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $271 million during the first quarter of 2025 represented 6 percent of our consolidated net sales. Neuromodulation net sales increased $15 million, or 5.8 percent during the first quarter of 2025, compared to the prior year period. During the first quarter of 2025, this increase included operational net sales growth of 6.8 percent and the negative impact of 90 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth during the first quarter of 2025 was primarily driven by our spinal cord stimulation (SCS) systems and our Intracept™ Intraosseous Nerve Ablation System.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $2.429 billion during the first quarter of 2025 represented 52 percent of our consolidated net sales. Cardiology net sales increased $558 million, or 29.8 percent, during the first quarter of 2025, compared to the prior year period. During the first quarter of 2025, this increase included operational net sales growth of 31.2 percent and the negative impact of 140 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth was primarily driven by growth of our Electrophysiology business unit, led by our Farapulse™ Pulsed Field Ablation System, continued market penetration of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN FLX™ LAAC Device and our WATCHMAN FLX™ Pro LAAC Device, as well as our coronary therapies franchise led by the recent U.S. launch of our AGENT™ Drug-Coated Balloon.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $656 million during the first quarter of 2025 represented 14 percent of our consolidated net sales. Peripheral Interventions net sales increased $83 million, or 14.4 percent, during the first quarter of 2025, compared to the prior year period. During the first quarter of 2025, this increase included operational net sales growth of 15.8 percent and the negative impact of 140 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth during the first quarter of 2025 included organic net sales growth of 7.4 percent and the positive impact of 840 basis points from our acquisition of Silk Road Medical during the third quarter of 2024.

Organic net sales growth was primarily driven by our interventional oncology franchise led by our Therasphere™ Y-90 Radioactive Glass Microspheres and EMBOLD™ Fibered Coil, as well as our drug-eluting portfolio within our vascular franchise led by our Ranger™ Drug Coated Balloon.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. Our Emerging Markets countries include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada.

Our Emerging Markets' net sales represented 15 percent of our consolidated net sales during the first quarter of 2025 and 17 percent during the first quarter of 2024. During the first quarter of 2025, our Emerging Markets net sales grew 6.5 percent on a reported basis, which included operational net sales growth of 9.8 percent and a negative impact of 330 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth was primarily driven by growth in China, fueled by the breadth of our portfolio and focus on innovation and strong commercial execution.

Economic Environment

As a global developer, manufacturer and marketer of medical devices, our business is subject to local and international macroeconomic trends as well as geopolitical factors. While global supply chain disruptions continued to improve recently, we have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, monetary policy, trade and tariff policies, foreign currency fluctuations and changes in tax laws, as well as actions by governments in response thereto, could create additional economic challenges which could negatively impact our business operations and results. We anticipate incurring incremental costs under the current schedule of reciprocal tariffs on U.S. imports recently introduced by the U.S. and the subsequent increase in tariffs implemented by China on U.S. manufactured products; these and any further tariff increases on our products by the U.S., China or any other country as well as sanctions or other measures that restrict international trade could materially negatively affect our business operations and results. While we are exploring opportunities to mitigate these negative impacts, there can be no guarantee that we will be able to offset the impact of tariffs, the ultimate impact of which will depend on various factors, including the timing, scope, and nature of any tariffs or other trade policies. In addition, geopolitical developments, including related to various ongoing global conflicts and tensions, may create economic, supply chain, transportation, energy, and other challenges, including disruptions to business operations, which could negatively impact our business and results of operations.

Gross Profit

Our Gross profit was $3.210 billion for the first quarter of 2025 and $2.648 billion for the first quarter of 2024. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

Percentage of Net Sales
Three Months
Gross profit margin - period ended March 31, 2024	68.7%
Sales pricing, volume and mix	2.1
All other, including inventory charges and other period expenses	(1.9)
Gross profit margin - period ended March 31, 2025	68.8%

Gross profit margin increased in the first quarter of 2025 as compared to the same period in the prior year. The primary factors that impacted gross profit margin in the first quarter of 2025 were increased sales of higher margin products, offset by inventory charges and other period expenses.

Operating Expenses

The following table provides a summary of our key operating expenses:

	Three Months Ended March 31,
	2025		2024
(in millions)	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,597	34.2%	$1,364	35.4%
Research and development expenses	443	9.5%	366	9.5%

Selling, General and Administrative (SG&A) Expenses

During the first quarter of 2025, SG&A expenses increased $233 million, or 17 percent, compared to the prior year period and were 120 basis points lower as a percentage of net sales. The increase in SG&A expenses was driven in part by higher selling costs driven by higher global net sales and costs to support product launches, including the Farapulse™ Pulsed Field Ablation System in our Electrophysiology business unit.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the first quarter of 2025, R&D expenses increased $77 million, or 21 percent, compared to the prior year period and remained flat as a percentage of net sales. R&D expenses increased as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

During the first quarter of 2025, Amortization expense increased $6 million, or 3 percent, compared to the prior year period.

Contingent Consideration Net Expense (Benefit)

	Three Months Ended March 31,
(in millions)	2025	2024
Net charges (benefit)	$5	$17
Payments for prior acquisitions following the achievement of associated milestones	—	123

To recognize changes in the fair value of our contingent consideration liability, we recorded net charges of $5 million and $17 million in the first quarter of 2025 and 2024, respectively. In addition, we did not make any payments during the first quarter of 2025 and we made payments of $123 million associated with prior acquisitions during the first quarter of 2024, following the achievement of revenue-based earnouts. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

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

Pursuant to the 2023 Restructuring Plan, we recorded the following restructuring and restructuring-related charges:

	Three Months Ended March 31,
(in millions)	2025	2024
Restructuring charges(1)	$10	$3
Restructuring-related net charges (credits)(2)	39	43
(1)These charges are recorded in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations.
(2)These charges are primarily recorded within Cost of products sold, SG&A Expenses and R&D Expenses.

The following table presents our restructuring reserve balance:

	As of
(in millions)	March 31, 2025	December 31, 2024
Restructuring reserve balance	$28	$26

Litigation-related Net Charges (Credits)

We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. We did not record any litigation-related net charges (credits) during the first quarter of 2025 or 2024. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation, and therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with the financial covenant required by our credit arrangements. Refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Interest Expense

The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended March 31,
	2025	2024
Interest expense (in millions)	$(82)	$(69)
Average borrowing rate	2.9%	2.7%

Interest expense increased during the first quarter of 2025 compared to the prior year period primarily due to increased debt from the registered public offering of €1.500 billion in aggregate principal amount of euro-denominated senior notes (the 2025 Eurobonds) during the quarter. Our average borrowing rate increased during the first quarter of 2025 compared to the prior year period. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our debt obligations.

Tax Rate

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended March 31,
	2025	2024
Reported tax rate	16.5%	18.9%
Impact of certain receipts/charges(1)	1.5%	(0.3)%
Rate from continuing operations	18.0%	18.6%
(1)These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the first quarter of 2025, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, and discrete tax benefits primarily related to stock-based compensation.

In the first quarter of 2024, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, and certain discrete tax benefits primarily related to unrecognized tax benefits and stock-based compensation.

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

The Company continues to monitor further legislative adoption of the Pillar Two rules by country. The United States has not enacted the Pillar Two global minimum tax, and the current administration announced its intention to effectively withdraw from the OECD Inclusive Framework as well as its intention to enact retaliatory measures against countries who assert extraterritorial taxes against U.S. taxpayers. In addition, significant uncertainty exists regarding the interpretation of the detailed Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Developments related to these uncertainties could impact our expectations regarding the impact of the Pillar Two global minimum tax on our tax rate from continuing operations in 2025.

Our operations presently benefit from various tax provisions of the Tax Cuts and Jobs act which are set to expire in 2025. If future legislation is unable to extend or modify these provisions, this could have a material adverse impact on our overall effective tax rate, financial condition, results of operations, and cash flows.

See Note G – Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on our tax rate.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the first quarter of 2025, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of March 31, 2025, we had $725 million of unrestricted Cash and cash equivalents on hand, including approximately $104 million held by Acotec Scientific Holdings Limited, a less than wholly owned entity of which we acquired a majority stake investment during the first quarter of 2024. The balance is comprised of $381 million invested in money market funds and time deposits and $345 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into our $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. The 2021 Revolving Credit Facility has a maturity date of May 10, 2029. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility or our commercial paper program as of March 31, 2025, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Three Months Ended March 31,
(in millions)	2025	2024
Cash provided by (used for) operating activities	$541	$164
Cash provided by (used for) investing activities	(500)	(285)
Cash provided by (used for) financing activities	233	1,569

Operating Activities

During the first quarter of 2025, cash provided by (used for) operating activities increased $378 million compared to the prior year period primarily due to comparatively higher sales and corresponding operating income, partially offset by an increase in employee related payments.

Investing Activities

During the first quarter of 2025, cash provided by (used for) investing activities included net cash payments of $239 million for the acquisition of Cortex, Inc., as well as purchases of property, plant and equipment and internal use software of $187 million. During the first quarter of 2024, cash used for investing activities included purchases of property, plant and equipment and internal use software of $179 million. For more information on our acquisitions, refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

During the first quarter of 2025, cash provided by (used for) financing activities included the registered public offering of €1.500 billion in aggregate principal amount of euro-denominated senior notes (the 2025 Eurobonds), partially offset by net payments of commercial paper of $192 million. The 2025 Eurobonds offering resulted in cash proceeds of $1.558 billion, net of investor discounts and issuance costs. We used the net proceeds from the 2025 Eurobonds offering to fund the repayment at maturity of AMS Europe’s 0.750% Senior Notes due March 8, 2025 and to pay accrued and unpaid interest with respect to such notes. Additionally, we plan to use the remaining net proceeds for general corporate purposes, which may include, among other things, short term investments, reduction of short term debt, funding of working capital and potential future acquisitions. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. Cash provided by (used for) financing activities in the first quarter of 2024 included a registered public offering of €2.000 billion in aggregate principal amount of euro-denominated senior notes (the 2024 Eurobonds). The 2024 Eurobonds offering resulted in cash proceeds of $2.145 billion, net of investor discounts and issuance costs. We primarily used the net proceeds from the 2024 Eurobonds offering to fund a portion of the purchase price of our acquisition of Axonics and to pay related fees and expenses, and for general corporate purposes. We also used the net proceeds to fund the repayment at maturity of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes.

Financial Covenant

As of March 31, 2025, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement as of March 31, 2025	Actual as of March 31, 2025
Maximum permitted leverage ratio(1)	4.75 times	2.21 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the 2021 Revolving Credit Facility credit agreement.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. On November 15, 2024, we announced the closing of our acquisition of Axonics, which we had previously designated as a Qualified Acquisition under the credit agreement, increasing the maximum permitted leverage ratio to 4.75 times as of March 31, 2025. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of March 31, 2025, we had $274 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of March 31, 2025, we had $1.429 billion of the litigation exclusion remaining.

Contractual Obligations and Commitments

On March 3, 2025, we announced our entry into a definitive agreement to acquire SoniVie Ltd. (SoniVie), a privately held medical device company that has developed the TIVUS™ Intravascular Ultrasound System. The TIVUS system is designed to denervate nerves surrounding blood vessels to treat a variety of hypertensive disorders, including renal artery denervation for hypertension. We have been an investor in SoniVie since 2022 and currently hold an equity stake of approximately 10 percent. The transaction price to acquire the remaining stake is expected to result in an upfront cash payment of approximately $360 million upon closing and up to an additional $180 million in a future payment upon achievement of a regulatory milestone. The transaction is expected to close during the second quarter of 2025, subject to customary closing conditions. We plan to fund the acquisition through a mix of cash on hand and commercial paper. The SoniVie business will be integrated into our Cardiology division.

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of March 31, 2025.

Equity

We received $115 million during the first quarter of 2025 and $80 million during the first quarter of 2024 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock during the first quarter of 2025 or 2024. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2025, we had the full amount remaining available under the authorization.

Legal Matters

For a discussion of our material legal proceedings refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note I – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements implemented since December 31, 2024, and relevant accounting pronouncements to be implemented in the future are included in Note M – New Accounting Pronouncements to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

To calculate operational net sales growth rates, which exclude the impact of foreign currency fluctuations, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior periods. To calculate organic net sales growth rates, we also remove the impact of certain acquisitions and divestitures with less than a full period of comparable net sales. The GAAP financial measure most directly comparable to operational net sales and organic net sales is net sales reported on a GAAP basis.

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

We believe that presenting adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders, adjusted net income (loss) per share, operational net sales growth rates and organic net sales growth rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report on Form 10-Q. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: economic conditions, including the impact of foreign currency fluctuations; future U.S. and global political, competitive, reimbursement and regulatory conditions, including changing trade and tariff policies; geopolitical events; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by public health emergencies or extreme weather or other climate change-related events; labor shortages and increases in labor costs; variations in outcomes of ongoing and future clinical trials and market studies; new product introductions and the market acceptance of those products; market competition for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve environmental, social and governance goals and commitments; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, refer to Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required by law. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report on Form 10-Q.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, refer to Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K.

Our Business

•Risks associated with uncertain domestic or international economic conditions, including those related to inflationary pressures, interest rates, monetary and tax policy, changing trade and tariff policies, supply chain disruptions and constraints, currency devaluations or economies entering into periods of recession,

•The impact of disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products,

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

•Geopolitical and economic conditions, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, and changing tariff and trade policies,

•The impact of the Russia/Ukraine war, conflicts in the Middle East, and tension in the Taiwan strait, and related, downstream effects thereof, including disruptions to operations or the impact of sanctions on U.S. manufacturers doing business in these regions,

•Protection of our intellectual property,

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $9.546 billion as of March 31, 2025 and $7.636 billion as of December 31, 2024. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $554 million as of March 31, 2025 compared to $322 million as of December 31, 2024. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $676 million as of March 31, 2025 compared to $394 million as of December 31, 2024. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of March 31, 2025 or December 31, 2024. As of March 31, 2025, $11.243 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of March 31, 2025, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our internal control over financial reporting. No changes occurred during the first quarter of 2025. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to other information contained elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 5. OTHER INFORMATION

(c)

On October 25, 2024, Joseph F. Fitzgerald, our Executive Vice President and Group President, Cardiology, terminated a trading plan that was originally entered into on May 23, 2024 and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan covered the sale of up to 553,370 shares of our common stock, including up to 492,532 shares to be acquired upon exercise of stock options. Transactions under the plan were based upon pre-established dates and stock price thresholds.

On February 27, 2025, Mr. Fitzgerald entered into a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Fitzgerald’s plan covers the sale of 306,372 shares of our common stock to be acquired upon exercise of stock options. Transactions under Mr. Fitzgerald’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Fitzgerald’s plan will terminate on the earlier of December 31, 2025, or the date all shares subject to the plan have been sold.

ITEM 6. EXHIBITS (* documents filed or furnished with this report; # compensatory plans or arrangements)

4.1	Form of 3.000% Senior Note due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 26, 2025, File No. 1-110183).

4.2	Form of 3.250% Senior Note due 2034 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 26, 2025, File No. 1-110183).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2025.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer