Form 10-Q
period 2025-06-30
BOSTON SCIENTIFIC CORP
filed 2025-08-01
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of July 29, 2025 was 1,481,751,634.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024

Net sales	$5,061	$4,120	$9,724	$7,977
Cost of products sold	1,637	1,270	3,090	2,479
Gross profit	3,424	2,850	6,633	5,498

Operating expenses:
Selling, general and administrative expenses	1,716	1,446	3,312	2,810
Research and development expenses	526	383	969	749
Royalty expense	14	9	28	19
Amortization expense	225	213	444	427
Intangible asset impairment charges	46	276	46	276
Contingent consideration net expense (benefit)	(5)	2	0	18
Restructuring net charges (credits)	83	1	93	5
	2,605	2,330	4,894	4,303
Operating income (loss)	819	520	1,740	1,195

Other income (expense):
Interest expense	(90)	(77)	(172)	(146)
Other, net	213	(23)	179	(21)
Income (loss) before income taxes	941	420	1,746	1,028
Income tax expense (benefit)	146	98	279	213
Net income (loss)	795	322	1,467	815
Net income (loss) attributable to noncontrolling interests	(2)	(2)	(4)	(4)
Net income (loss) attributable to Boston Scientific common stockholders	$797	$324	$1,471	$819

Net income (loss) per common share — basic	$0.54	$0.22	$0.99	$0.56
Net income (loss) per common share — diluted	$0.53	$0.22	$0.98	$0.55

Weighted-average shares outstanding
Basic	1,479.9	1,470.6	1,478.5	1,469.5
Diluted	1,493.5	1,484.2	1,493.3	1,483.0

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$795	$322	$1,467	$815
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(477)	45	(691)	102
Net change in derivative financial instruments	(214)	(16)	(300)	6
Net change in defined benefit pensions and other items	(0)	0	(0)	0
Other comprehensive income (loss)	(691)	30	(991)	108
Comprehensive income (loss)	$104	$352	$476	$924
Net income (loss) attributable to noncontrolling interests	(2)	(2)	(4)	(4)
Other comprehensive income (loss) attributable to noncontrolling interests	3	(1)	6	(6)
Comprehensive income (loss) attributable to noncontrolling interests	1	(4)	2	(10)
Comprehensive income attributable to Boston Scientific common stockholders	$103	$356	$474	$933

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$534	$414
Trade accounts receivable, net	2,815	2,558
Inventories	2,861	2,810
Prepaid income taxes	298	307
Other current assets	613	831
Total current assets	7,121	6,920
Property, plant and equipment, net	3,461	3,294
Goodwill	18,076	17,089
Other intangible assets, net	7,260	6,684
Deferred tax assets	3,778	3,655
Other long-term assets	1,864	1,754
TOTAL ASSETS	$41,559	$39,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$480	$1,778
Accounts payable	962	960
Accrued expenses	2,797	2,773
Other current liabilities	952	887
Total current liabilities	5,190	6,399
Long-term debt	11,107	8,968
Deferred tax liabilities	226	155
Other long-term liabilities	2,383	1,870

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - 0 shares issued as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,743,632,871 shares as of June 30, 2025 and 1,737,846,196 shares as of December 31, 2024	17	17
Treasury stock, at cost - 263,289,848 shares as of June 30, 2025 and December 31, 2024	(2,251)	(2,251)
Additional paid-in capital	21,230	21,056
Retained earnings	4,144	2,673
Accumulated other comprehensive income (loss), net of tax	(722)	275
Total stockholders’ equity	22,418	21,770
Noncontrolling interests	235	233
Total equity	22,653	22,003
TOTAL LIABILITIES AND EQUITY	$41,559	$39,395

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2025	2024	2025	2024
Common stock shares issued
Beginning	1,742,488,328	1,733,293,885	1,737,846,196	1,729,000,224
Impact of stock-based compensation plans	1,144,543	1,035,859	5,786,675	5,329,520
Ending	1,743,632,871	1,734,329,744	1,743,632,871	1,734,329,744

Common stock
Beginning	$17	$17	$17	$17
Impact of stock-based compensation plans	0	0	0	0
Ending	$17	$17	$17	$17
Treasury stock
Beginning	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock	—	—	—	—
Ending	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Additional paid-in capital
Beginning	$21,127	$20,713	$21,056	$20,647
Impact of stock-based compensation plans	103	90	174	156
Ending	$21,230	$20,803	$21,230	$20,803
Retained earnings
Beginning	$3,347	$1,314	$2,673	$819
Net income (loss)	795	322	1,467	815
Net (income) loss attributable to noncontrolling interests	2	2	4	4
Ending	$4,144	$1,639	$4,144	$1,639
Accumulated other comprehensive income (loss), net of tax
Beginning	$(28)	$132	$275	$49
Changes in other comprehensive income (loss)	(694)	31	(996)	114
Ending	$(722)	$164	$(722)	$164
Total stockholders' equity	$22,418	$20,371	$22,418	$20,371

Noncontrolling interests
Beginning	$233	$242	$233	$248
Net income (loss) attributable to noncontrolling interests	(2)	(2)	(4)	(4)
Changes in other comprehensive income (loss)	3	(1)	6	(6)
Ending	$235	$238	$235	$238

Total equity	$22,653	$20,609	$22,653	$20,609

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2025	2024
Net income (loss)	$1,467	$815
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	661	615
Deferred and prepaid income taxes	(49)	21
Stock-based compensation expense	149	129
Goodwill and other intangible asset impairment charges	46	276
Net loss (gain) on investments and notes receivable	(191)	46
Contingent consideration net expense (benefit)	0	18
Inventory step-up amortization	118	—
Other, net	72	8
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(139)	(228)
Inventories	(44)	(219)
Other assets	(108)	(126)
Accounts payable, accrued expenses and other liabilities	(154)	(379)
Cash provided by (used for) operating activities	1,827	977

Investing activities:
Purchases of property, plant and equipment and internal use software	(344)	(334)
Payments for acquisitions of businesses, net of cash acquired	(1,248)	(95)
Payments for investments and acquisitions of certain technologies	(110)	(139)
Proceeds for settlements of hedge contracts	69	—
Other, net	7	12
Cash provided by (used for) investing activities	(1,626)	(556)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(62)	(34)
Payments for finance leases	(42)	(25)
Payments on short-term borrowings	(1,583)	(504)
Proceeds from long-term borrowings, net of debt issuance costs	1,558	2,145
Cash used to net share settle employee equity awards	(123)	(80)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	147	106
Other, net	(1)	(15)
Cash provided by (used for) financing activities	(107)	1,593

Effect of foreign exchange rates on cash	41	(8)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	135	2,006

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	606	1,055
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$741	$3,062

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Six Months Ended June 30,
(in millions)	2025	2024
Supplemental Information
Stock-based compensation expense	$149	$129

	As of June 30,
(in millions)	2025	2024
Reconciliation to amounts within the unaudited consolidated balance sheets:
Cash and cash equivalents	$534	$2,913
Restricted cash and restricted cash equivalents included in Other current assets	109	75
Restricted cash equivalents included in Other long-term assets	98	74
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$741	$3,062

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

On July 11, 2025, we completed our acquisition of 100 percent of Anrei Medical (HZ) Co., Ltd. (Anrei Medical), a privately held company that specializes in the design and production of medical devices for minimally invasive procedures primarily serving the field of gastroenterology. The transaction price consisted of an upfront cash payment, net of cash acquired, of approximately $178 million. The Anrei Medical portfolio complements our existing Endoscopy portfolio which will provide physicians with more treatment options to meet specific patient needs.

2025 Acquisitions

On May 7, 2025, we completed our acquisition of the remaining shares of SoniVie Ltd. (SoniVie), a privately held medical device company that has developed the TIVUS™ Intravascular Ultrasound System. An investigational technology, the TIVUS system is designed to denervate nerves surrounding blood vessels to treat a variety of hypertensive disorders, including renal artery denervation for hypertension. We had been an investor in SoniVie since 2022 and held an equity stake of approximately 10 percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of $362 million, net of cash acquired after adjustments for our prior equity stake and other closing adjustments, and an additional future payment of up to $200 million, or $180 million for the portion not previously owned, upon achievement of a regulatory milestone. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests which resulted in a $45 million gain recognized within Other, net during the second quarter of 2025. The SoniVie business will be integrated into our Cardiology division.

On May 6, 2025, we completed our acquisition of 100 percent of Intera Oncology®, Inc. (Intera), a privately held medical device company that provides the Intera 3000 Hepatic Artery Infusion Pump and floxuridine – a chemotherapy drug – both of which are approved by the U.S. Food and Drug Administration. The Intera 3000 pump is used to administer hepatic artery infusion therapy to treat tumors in the liver primarily caused by metastatic colorectal cancer. The transaction price consisted of an upfront cash payment, net of cash acquired, of approximately $172 million. The Intera business will be integrated into our Peripheral Interventions division.

On April 1, 2025, we completed our acquisition of the remaining shares of Bolt Medical, Inc. (Bolt Medical), the developer of an intravascular lithotripsy advanced laser-based platform for the treatment of coronary and peripheral artery disease. We had been an investor in Bolt Medical since 2019 and held an equity stake of approximately 26 percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of $475 million, net of cash acquired after adjustments for our prior equity stake, debt and other closing adjustments, including Bolt Medical's achievement of a regulatory milestone. In addition, the transaction price consists of a future payment of up to $200 million, or approximately $148 million for the portion not previously owned, upon achievement of a second regulatory milestone. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests which resulted in a $185 million gain recognized within Other, net during the second quarter of 2025. The Bolt Medical business will be integrated into our Cardiology and Peripheral Interventions divisions.

On January 24, 2025, we completed our acquisition of 100 percent of Cortex, Inc. (Cortex), a privately held medical technology company focused on the development of a diagnostic mapping solution which may identify triggers and drivers outside of the pulmonary veins that are foundational to atrial fibrillation (AF). The transaction price consisted of an upfront cash payment of $239 million, net of cash acquired, and up to an additional $50 million in future payments upon achievement of clinical and other milestones. The Cortex business will be integrated into our Cardiology division.

Purchase Price Allocation

We accounted for these transactions as business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (FASB ASC Topic 805). The preliminary purchase prices were comprised of the amounts presented below:

(in millions)	Bolt Medical	SoniVie	All Other
Payment for acquisition, net of cash acquired	$475	$362	$411
Fair value of contingent consideration	100	98	38
Fair value of prior interest	207	55	—
	$782	$516	$449

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

(in millions)	Bolt Medical	SoniVie	All Other
Goodwill	$304	$248	$300
Amortizable intangible assets	142	—	142
Indefinite-lived intangible assets	376	344	—
Other assets acquired	28	12	33
Net deferred tax assets	—	—	11
Liabilities assumed	(22)	(23)	(15)
Net deferred tax liabilities	(46)	(65)	(23)
	$782	$516	$449

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Bolt Medical:
Amortizable intangible assets:
Technology-related	$142	12	15%
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	$376	N/A	15%
	$518

SoniVie:
Indefinite-lived intangible assets:
IPR&D	$344	N/A	20%
	$344

All Other:
Amortizable intangible assets:
Technology-related	$130	13	18%
Customer relationships	12	12	16%
	$142
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

Contingent Consideration

Changes in the fair value of our contingent consideration liability during the first six months of 2025 associated with current and prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2024	$171
Amount recorded related to current year acquisitions	258
Contingent consideration net expense (benefit)	0
Contingent consideration payments	(62)
Balance as of June 30, 2025	$367

The maximum amount we could be required to pay for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of June 30, 2025, the fair value of such uncapped contingent consideration is estimated at $106 million. As of June 30, 2025, the maximum amount that we could be required to pay under our other capped contingent consideration arrangements (undiscounted) is approximately $671 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2025	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Commercialization Milestones	$129 million	Discounted Cash Flow	Discount Rate	6%	-	15%	9%
			Probability of Payment	30%	-	100%	95%
			Projected Year of Payment	2026	-	2031	2028
Clinical-based, Regulatory and Other Milestones	$238 million	Discounted Cash Flow	Discount Rate	4%	-	5%	5%
			Probability of Payment	74%	-	86%	80%
			Projected Year of Payment	2026	-	2029	2028
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our clinical, regulatory and revenue-based payments and commercialization milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of June 30, 2025.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	June 30, 2025	December 31, 2024
Equity method investments	$334	$278
Measurement alternative investments(1, 2)	292	277
	$626	$555
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

As of June 30, 2025, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $321 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of June 30, 2025		As of December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$14,530	$(8,949)	$14,327	$(8,605)
Patents	483	(381)	481	(381)
Other intangible assets	2,433	(1,670)	2,380	(1,612)
Amortizable intangible assets	$17,446	$(11,000)	$17,188	$(10,598)

Goodwill	$27,976	$(9,900)	$26,989	$(9,900)

IPR&D	$813		$94
Indefinite-lived intangible assets	$813		$94
The increase in our balance of goodwill and intangible assets is related primarily to our acquisition of Cortex in the first quarter of 2025, and Bolt Medical, Intera and SoniVie in the second quarter of 2025.

The following represents a roll forward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
Balance as of December 31, 2024	$7,483	$9,606	$17,089
Goodwill acquired	—	853	853
Impact of foreign currency fluctuations and purchase price adjustments	43	92	134
Balance as of June 30, 2025	$7,526	$10,550	$18,076

Goodwill and Other Intangible Asset Impairments

We did not record any goodwill impairment charges in the first six months of 2025 or 2024. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.

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

In the second quarter of 2025, we performed our annual goodwill impairment test utilizing the qualitative approach described in FASB ASC Topic 350 for all reporting units. After assessing the totality of events, it was determined that it was not more likely than not that the fair value of the reporting units was less than their carrying value, and it was not deemed necessary to proceed to the quantitative test.
In 2025, we recorded Intangible asset impairment charges of $46 million in the second quarter and first six months of 2025.

In 2024, we recorded Intangible asset impairment charges of $276 million in the second quarter and the first six months of 2024. The impairment charges recorded in 2024 were associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Electrophysiology and Peripheral Interventions business units, respectively. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ Pulsed Field Ablation System and the resulting lower revenue projections and cannibalization of our cryoablation business in major markets like the U.S. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024. We calculated the fair value of our Cryterion and Devoro intangible assets as the present value of estimated future cash flows we expect to generate from the assets based on estimates and assumptions about future revenue contributions, cost structures and the remaining useful lives of the assets.
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

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro. As of June 30, 2025 and December 31, 2024, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (December 2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net within our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of June 30, 2025 or December 31, 2024. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of June 30, 2025 or December 31, 2024. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest-rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		June 30, 2025	December 31, 2024
Forward currency contracts	Cash flow hedge	$6,158	$2,464
Forward currency contracts	Net investment hedge	1,341	741
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	3,329	4,440
Total Notional Outstanding		$11,825	$8,642
(1) Foreign currency-denominated debt is the €900 million debt principal associated with our December 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of June 30, 2025 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2025
Forward currency contracts
Cash flow hedges	$(255)	$57	$(198)	Cost of products sold	$1,637	$(21)	$5	$(16)
Net investment hedges(2)	(61)	14	(47)	Interest expense	90	(9)	2	(7)
Foreign currency-denominated debt
Net investment hedges(3)	(81)	18	(63)	Other, net	(213)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	90	0	(0)	0

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2024
Forward currency contracts
Cash flow hedges	$31	$(7)	$24	Cost of products sold	$1,270	$(52)	$12	$(41)
Net investment hedges(2)	20	(5)	16	Interest expense	77	(4)	1	(3)
Foreign currency-denominated debt
Net investment hedges(3)	9	(2)	7	Other, net	23	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	77	0	(0)	0

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Six Months Ended June 30, 2025
Forward currency contracts
Cash flow hedges	$(325)	$73	$(252)	Cost of products sold	$3,090	$(61)	$14	$(48)
Net investment hedges(2)	(78)	18	(60)	Interest expense	172	(14)	3	(11)
Foreign currency-denominated debt
Net investment hedges(3)	(119)	27	(93)	Other, net	(179)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	172	0	(0)	0

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Six Months Ended June 30, 2024
Forward currency contracts
Cash flow hedges	$108	$(24)	$84	Cost of products sold	$2,479	$(101)	$23	$(79)
Net investment hedges(2)	48	(11)	37	Interest expense	146	(8)	2	(6)
Foreign currency-denominated debt
Net investment hedges(3)	32	(7)	25	Other, net	21	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	146	1	(0)	1
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

As of June 30, 2025, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$(24)
Forward currency contracts	Net investment hedge	Interest expense	21
Interest rate derivative contracts	Cash flow hedge	Interest expense	(1)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2025	2024	2025	2024
Net gain (loss) on currency hedge contracts	Other, net	$(132)	$30	$(174)	$45
Net gain (loss) on currency transaction exposures	Other, net	131	(31)	173	(51)
Net currency exchange gain (loss)		$(0)	$(1)	$(1)	$(6)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		June 30, 2025	December 31, 2024
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$63	$149
Forward currency contracts	Other long-term assets	2	79
		65	228
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	26	156
Total Derivative and Nonderivative Assets		$91	$384

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$134	$1
Forward currency contracts	Other long-term liabilities	161	0
Foreign currency-denominated debt(2)	Long-term debt	1,050	930
		1,346	931
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	70	59
Total Derivative and Nonderivative Liabilities		$1,416	$990
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
Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	June 30, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$182	$—	$—	$182	$120	$—	$—	$120
Publicly-held equity securities	19	—	—	19	19	—	—	19
Hedging instruments	—	91	—	91	—	384	—	384
Licensing arrangements	—	—	9	9	—	—	24	24
	$201	$91	$9	$301	$139	$384	$24	$547
Liabilities
Hedging instruments	$—	$1,416	$—	$1,416	$—	$990	$—	$990
Contingent consideration liability	—	—	367	367	—	—	171	171
Licensing arrangements	—	—	15	15	—	—	33	33
	$—	$1,416	$382	$1,798	$—	$990	$203	$1,194

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents or Other current assets within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $182 million invested in money market funds and time deposits as of June 30, 2025 and $120 million as of December 31, 2024, we held $388 million in interest-bearing and non-interest-bearing bank accounts as of June 30, 2025 and $364 million as of December 31, 2024.

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

The fair value of our outstanding debt obligations, excluding finance leases, was $11.317 billion as of June 30, 2025 and $10.330 billion as of December 31, 2024. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $11.587 billion as of June 30, 2025 and $10.746 billion as of December 31, 2024, with current obligations of $480 million as of June 30, 2025 and $1.778 billion as of December 31, 2024. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			June 30, 2025	December 31, 2024
March 2026 Senior Notes	February 2019	March 2026	—	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	1,054	935	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	879	779	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
March 2029 Senior Notes(3)	February 2024	March 2029	879	779	3.375%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	879	779	1.625%
March 2031 Senior Notes(3)	February 2025	March 2031	996	—	3.000%
March 2032 Senior Notes(3)	February 2024	March 2032	1,464	1,299	3.500%
March 2034 Senior Notes(3)	March 2022	March 2034	586	519	1.875%
March 2034 Senior Notes(3)	February 2025	March 2034	762	—	3.250%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.500%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2025 - 2049	(83)	(70)
Finance Lease Obligation		Various	126	126
Long-term debt			$11,107	$8,968
(1) Coupon rates are semi-annual, except for the euro-denominated notes, which bear an annual coupon.
(2) Corporate credit rating improvements will result in a decrease in the adjusted interest rate on our November 2035 Notes. The interest rate will be permanently reinstated to the issuance rate of 6.25% if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher. The required credit rating was attained in the second quarter of 2025 and the interest rate will reset to the issuance rate in November 2025.
(3) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of June 30, 2025 and December 31, 2024, respectively.

Revolving Credit Facility

On May 10, 2021, we entered into a $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. On May 10, 2024, we entered into a third amendment to the 2021 Revolving Credit Facility credit agreement, which provided for, among other things, an extension of the scheduled maturity date to May 10, 2029, an amendment of the Ratings based pricing grid of the Applicable Margin, each as defined in the credit agreement, and reset the applicable date for purposes of determining the amounts of restructuring charges and restructuring-related expenses that may be excluded from consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the credit agreement, for purposes of our maximum leverage ratio covenant, from December 31, 2022 to March 31, 2024, as further discussed under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no amounts outstanding under the 2021 Revolving Credit Facility as of June 30, 2025 or December 31, 2024.

Financial Covenant

As of June 30, 2025, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement	Actual
	as of June 30, 2025	as of June 30, 2025
Maximum permitted leverage ratio(1)	4.75 times	2.16 times
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

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of June 30, 2025, we had $113 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, provided that the sum of any excluded net cash litigation payments does not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of June 30, 2025, we had $1.414 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. Outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had $197 million outstanding under our commercial paper program as of June 30, 2025 and $191 million outstanding as of December 31, 2024.

	As of
(in millions, except maturity and yield)	June 30, 2025	December 31, 2024
Commercial paper outstanding (at par)	$197	$191
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	2,553	2,559
Weighted average maturity	19 days	20 days
Weighted average yield	4.59%	4.7%

Senior Notes

We had senior notes outstanding of $11.319 billion as of June 30, 2025 and $10.451 billion as of December 31, 2024. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

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

We used the net proceeds from the 2025 Eurobonds offering to fund the repayment at maturity of AMS Europe’s €1.000 billion 0.750% Senior Notes due March 2025 and to pay accrued and unpaid interest with respect to such notes. Additionally, we used the remaining net proceeds for general corporate purposes, including, among other things, short term investments, reduction of short term debt, funding of working capital and acquisitions. During the second quarter of 2025, we also repaid at maturity our $500 million 1.900% Senior Notes due June 2025 and accrued and unpaid interest with respect to such notes.

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

We primarily used the net proceeds from the 2024 Eurobonds offering to fund a portion of the purchase price of our acquisition of Axonics and to pay related fees and expenses, and for general corporate purposes. We also used the net proceeds to fund the repayment at maturity of $504 million of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes.

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

Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net within our accompanying unaudited consolidated balance sheets, are aggregated by contract denominated currency below (in millions):

Factoring Arrangements	As of June 30, 2025		As of December 31, 2024
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$224	4.3%	$176	5.3%
Yen denominated	224	1.3%	193	0.9%
Renminbi denominated	13	2.6%	26	2.0%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $220 million as of June 30, 2025 and $206 million as of December 31, 2024, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2025 and December 31, 2024 we had not recognized a related liability for our outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our unaudited consolidated balance sheets and were $139 million as of June 30, 2025 and $140 million as of December 31, 2024.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	June 30, 2025	December 31, 2024
Trade accounts receivable	$2,927	$2,667
Allowance for credit losses	(112)	(109)
	$2,815	$2,558

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$113	$109	$109	$110
Credit loss expense	4	12	21	21
Write-offs	(5)	(16)	(18)	(26)
Ending balance	$112	$105	$112	$105

Inventories

	As of
(in millions)	June 30, 2025	December 31, 2024
Finished goods	$1,808	$1,798
Work-in-process	218	193
Raw materials	835	819
	$2,861	$2,810
Other current assets

	As of
(in millions)	June 30, 2025	December 31, 2024
Restricted cash and restricted cash equivalents	$109	$111
Derivative assets	89	305
Other	415	414
	$613	$831

Property, plant and equipment, net

	As of
(in millions)	June 30, 2025	December 31, 2024
Land	$147	$144
Buildings and improvements	2,152	2,019
Equipment, furniture and fixtures	3,903	3,630
Capital in progress	1,041	1,035
	7,243	6,827
Less: accumulated depreciation	3,783	3,533
	$3,461	$3,294

Depreciation expense was $111 million for the second quarter of 2025, $98 million for the second quarter of 2024, $217 million for the first six months of 2025 and $188 million for the first six months of 2024.

Other long-term assets

	As of
(in millions)	June 30, 2025	December 31, 2024
Restricted cash equivalents	$98	$80
Operating lease right-of-use assets	492	449
Investments	626	555
Indemnification asset	206	188
Other	442	481
	$1,864	$1,754

Accrued expenses

	As of
(in millions)	June 30, 2025	December 31, 2024
Legal reserves	$131	$177
Payroll and related liabilities	1,183	1,288
Rebates	573	494
Contingent consideration	73	63
Other	836	751
	$2,797	$2,773
Other current liabilities

	As of
(in millions)	June 30, 2025	December 31, 2024
Deferred revenue	$313	$306
Taxes payable	173	268
Other	467	313
	$952	$887

Other long-term liabilities

	As of
(in millions)	June 30, 2025	December 31, 2024
Legal reserves	$169	$149
Accrued income taxes	387	357
Contingent consideration	294	108
Operating lease liabilities	440	401
Deferred revenue	349	329
Other	744	527
	$2,383	$1,870

NOTE G – INCOME TAXES

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reported tax rate	15.5%	23.4%	16.0%	20.7%
Impact of certain receipts/charges(1)	2.9%	(4.6)%	2.2%	(2.0)%
Rate from continuing operations	18.4%	18.8%	18.2%	18.7%
(1)These receipts/charges are taxed at different rates than our rate from continuing operations.
Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the second quarter and first six months of 2025, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, and discrete tax benefits primarily related to stock-based compensation.

In the second quarter of 2024, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relates to impairment charges. Additionally, there were certain discrete tax benefits primarily related to stock-based compensation as well as charges for unrecognized tax benefits. In the first six months of 2024, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges as well as impairment charges. Additionally, there were certain discrete tax benefits primarily related to stock-based compensation.

As of June 30, 2025, we had $531 million of gross unrecognized tax benefits, of which a net $447 million, if recognized, would affect our effective tax rate. As of December 31, 2024, we had $506 million of gross unrecognized tax benefits, of which a net $423 million, if recognized, would affect our effective tax rate. The change in gross unrecognized tax benefit is primarily related to current year accruals for reserves.

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

Our accrual for legal matters that are probable and estimable was $300 million as of June 30, 2025 and $326 million as of December 31, 2024 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims and matters assumed from acquired companies. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. We did not record any litigation-related net charges (credits) during the second quarter and first six months of 2025 or 2024. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses within our accompanying unaudited consolidated statements of operations.

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

Upon the Company’s acquisition of Axonics on November 15, 2024, the Company assumed responsibility for all litigation pending against Axonics. On September 18, 2023, Axonics commenced an arbitration dispute against the Al Mann Foundation (AMF), in response to which AMF asserted multiple claims against Axonics. This arbitration will resolve, among other things, whether AMF terminated its licensing agreement with Axonics and whether Axonics owes royalties to AMF for its non-rechargeable sacral neuromodulation products. This dispute is scheduled for an arbitration hearing in December 2025.

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
NOTE I – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Weighted average shares outstanding — basic	1,479.9	1,470.6	1,478.5	1,469.5
Net effect of common stock equivalents	13.7	13.6	14.8	13.5
Weighted average shares outstanding - diluted	1,493.5	1,484.2	1,493.3	1,483.0

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Stock options outstanding(1)	1	—	1	—
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

We issued approximately one million shares of our common stock in the second quarter of 2025, approximately six million shares in the first six months of 2025, approximately one million shares in the second quarter of 2024 and approximately five million shares in the first six months of 2024. Shares were issued following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first six months of 2025 or 2024. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of June 30, 2025, we had the full amount remaining available under the authorization.

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

	Three Months Ended June 30, 2025
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$1,714		$3,341		$5,055
Impact of foreign currency fluctuations					6
Total net sales					5,061
Segment expenses:
Cost of products sold	470	27.4%	1,046	31.3%	1,516
Selling, general and administrative expenses	517	30.2%	908	27.2%	1,426
Research and development expenses	120	7.0%	315	9.4%	435
Other segment items(1)	8	0.5%	6	0.2%	14
Segment operating income(2)	599	34.9%	1,065	31.9%	1,664
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(264)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(355)
Amortization expense					(225)
Operating income (loss)					819
Other income (expense), net					122
Income (loss) before income taxes					$941

	Six Months Ended June 30, 2025
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$3,312		$6,474		$9,786
Impact of foreign currency fluctuations					(62)
Total net sales					9,724
Segment expenses:
Cost of products sold	905	27.3%	1,971	30.4%	2,876
Selling, general and administrative expenses	1,026	31.0%	1,775	27.4%	2,801
Research and development expenses	241	7.3%	597	9.2%	838
Other segment items(1)	13	0.4%	12	0.2%	25
Segment operating income(2)	1,127	34.0%	2,119	32.7%	3,246
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(497)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(564)
Amortization expense					(444)
Operating income (loss)					1,740
Other income (expense), net					6
Income (loss) before income taxes					$1,746

	Three Months Ended June 30, 2024
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$1,495		$2,665		$4,160
Impact of foreign currency fluctuations					(40)
Total net sales					4,120
Segment expenses:
Cost of products sold	401	26.8%	851	31.9%	1,251
Selling, general and administrative expenses	454	30.4%	796	29.9%	1,250
Research and development expenses	114	7.6%	231	8.7%	345
Other segment items(1)	4	0.3%	5	0.2%	9
Segment operating income(2)	522	34.9%	782	29.4%	1,304
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(185)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(386)
Amortization expense					(213)
Operating income (loss)					520
Other income (expense), net					(100)
Income (loss) before income taxes					$420

	Six months ended June 30, 2024
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$2,912		$5,123		$8,035
Impact of foreign currency fluctuations					(59)
Total net sales					7,977
Segment expenses:
Cost of products sold	781	26.8%	1,662	32.4%	2,444
Selling, general and administrative expenses	894	30.7%	1,536	30.0%	2,430
Research and development expenses	221	7.6%	459	9.0%	681
Other segment items(1)	9	0.3%	9	0.2%	18
Segment operating income(2)	1,007	34.6%	1,456	28.4%	2,463
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(332)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(510)
Amortization expense					(427)
Operating income (loss)					1,195
Other income (expense), net					(167)
Income (loss) before income taxes					$1,028
(1) Includes royalty expense.
(2) Calculated as Net sales of reportable segments less Segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation expense (in millions)	2025	2024	2025	2024
MedSurg	$28	$27	$55	$52
Cardiovascular	83	71	162	136
Consolidated depreciation expense	$111	$98	$217	$188

	As of
Total assets (in millions)	June 30, 2025	December 31, 2024
MedSurg	$3,331	$3,093
Cardiovascular	7,498	7,084
Total assets of reportable segments	10,829	10,177
Goodwill	18,076	17,089
Other intangible assets, net	7,260	6,684
All other corporate assets	5,395	5,446
	$41,559	$39,395

	As of
Long-lived assets (in millions)	June 30, 2025	December 31, 2024
U.S.	$1,530	$1,461
Ireland	701	631
Costa Rica	574	530
Other countries	656	672
Property, plant and equipment, net	3,461	3,294
Goodwill	18,076	17,089
Other intangible assets, net	7,260	6,684
Operating lease right-of-use assets in Other long-term assets	492	449
	$29,288	$27,516

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

	Three Months Ended June 30,
	2025			2024
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$456	$281	$737	$415	$261	$676
Urology	499	178	676	363	162	525
Neuromodulation	228	75	303	214	68	282
MedSurg	1,183	534	1,716	992	491	1,483
Interventional Cardiology Therapies	252	479	731	201	464	665
Watchman	446	40	486	342	36	379
Cardiac Rhythm Management	355	235	590	352	224	576
Electrophysiology	587	252	840	271	157	428
Cardiology	1,640	1,007	2,647	1,166	881	2,047
Peripheral Interventions	402	296	698	308	281	590
Cardiovascular	2,042	1,303	3,345	1,474	1,163	2,637
Total Net Sales	$3,224	$1,837	$5,061	$2,466	$1,654	$4,120

	Six Months Ended June 30,
	2025			2024
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$876	$534	$1,410	$810	$508	$1,318
Urology	967	342	1,310	719	319	1,038
Neuromodulation	432	142	574	405	134	539
MedSurg	2,275	1,018	3,293	1,933	961	2,895
Interventional Cardiology Therapies	484	944	1,428	396	921	1,316
Watchman	836	75	911	653	70	723
Cardiac Rhythm Management	713	455	1,168	706	446	1,151
Electrophysiology	1,099	472	1,570	429	300	729
Cardiology	3,131	1,945	5,077	2,183	1,736	3,919
Peripheral Interventions	778	576	1,354	608	555	1,163
Cardiovascular	3,909	2,521	6,430	2,791	2,291	5,082
Total Net Sales	$6,185	$3,539	$9,724	$4,724	$3,252	$7,977

Refer to Note J – Segment Reporting for information on our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Regions	2025	2024	2025	2024
U.S.	$3,224	$2,466	$6,185	$4,724
Europe, Middle East and Africa	878	822	1,725	1,625
Asia-Pacific	790	670	1,491	1,317
Latin America and Canada	169	162	324	311
Total Net Sales	$5,061	$4,120	$9,724	$7,977

Emerging Markets(1)	$758	$680	$1,449	$1,328
(1) Our Emerging Markets countries include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $662 million as of June 30, 2025 and $635 million as of December 31, 2024. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $68 million in the second quarter and $136 million in the first six months of 2025 that was included in the above contract liability balance as of December 31, 2024. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2025	$(80)	$69	$(17)	$(28)
Other comprehensive income (loss) before reclassifications	(474)	(198)	—	(671)
(Income) loss amounts reclassified from accumulated other comprehensive income	(7)	(16)	(0)	(23)
Total other comprehensive income (loss)	(480)	(214)	(0)	(694)
Balance as of June 30, 2025	$(560)	$(145)	$(17)	$(722)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2024	$(34)	$175	$(8)	$132
Other comprehensive income (loss) before reclassifications	50	24	0	75
(Income) loss amounts reclassified from accumulated other comprehensive income	(3)	(40)	(0)	(44)
Total other comprehensive income (loss)	47	(16)	0	31
Balance as of June 30, 2024	$13	$159	$(8)	$164

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2024	$136	$155	$(16)	$275
Other comprehensive income (loss) before reclassifications	(686)	(252)	(0)	(938)
(Income) loss amounts reclassified from accumulated other comprehensive income	(11)	(47)	(0)	(58)
Total other comprehensive income (loss)	(696)	(300)	(0)	(996)
Balance as of June 30, 2025	$(560)	$(145)	$(17)	$(722)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2023	$(96)	$154	$(8)	$49
Other comprehensive income (loss) before reclassifications	115	84	0	199
(Income) loss amounts reclassified from accumulated other comprehensive income	(6)	(78)	(0)	(84)
Total other comprehensive income (loss)	108	6	0	114
Balance as of June 30, 2024	$13	$159	$(8)	$164

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustment and our cash flow hedges recorded in Net change in derivative financial instruments.

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first six months of 2025, we implemented the following standard on a prospective basis, which did not have a material impact on our unaudited consolidated financial statements:

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

Financial Summary

Three Months Ended June 30, 2025

Our net sales for the second quarter of 2025 were $5.061 billion, compared to $4.120 billion for the second quarter of 2024. This increase of $941 million, or 22.8 percent, included operational1 net sales growth of 21.6 percent and the positive impact of 120 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 17.4 percent and the positive impact of 420 basis points from certain acquisitions during the period for which there are less than a full period of comparable net sales. Those acquisitions included Silk Road Medical, Inc. (Silk Road Medical) and Axonics, Inc. (Axonics), during the third and fourth quarters of 2024, respectively, and Intera Oncology®, Inc. (Intera) during the second quarter of 2025. The increase in our net sales was primarily driven by strong commercial execution across our businesses, particularly in our Electrophysiology business unit, which was led by the rapid adoption of our Farapulse™ Pulsed Field Ablation System which launched in the U.S. in 2024. Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders for the second quarter of 2025 was $797 million, or $0.53 per diluted share. Our reported results for the second quarter of 2025 included certain charges and/or credits totaling $330 million (after-tax), or $0.22 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 was $1.127 billion, or $0.75 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended June 30, 2025
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$941	$146	$795	$(2)	$797	$0.53
Non-GAAP adjustments:
Amortization expense	225	32	193	2	191	0.13
Goodwill and other intangible asset impairment charges	46	8	37	—	37	0.02
Acquisition/divestiture-related net charges (credits)	(92)	0	(92)	—	(92)	(0.06)
Restructuring and restructuring-related net charges (credits)	161	19	142	—	142	0.10
Investment portfolio net losses (gains) and impairments	(2)	0	(2)	—	(2)	(0.00)
European Union (EU) Medical device regulation (MDR) implementation costs	10	1	9	—	9	0.01
Deferred tax expenses (benefits)	—	(45)	45	—	45	0.03
Discrete tax items	—	(0)	0	—	0	0.00
Adjusted	$1,289	$162	$1,127	$0	$1,127	$0.75

	Three Months Ended June 30, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$420	$98	$322	$(2)	$324	$0.22
Non-GAAP adjustments:
Amortization expense	213	29	184	2	182	0.12
Goodwill and other intangible asset impairment charges	276	33	243	—	243	0.16
Acquisition/divestiture-related net charges (credits)	49	11	38	—	38	0.03
Restructuring and restructuring-related net charges (credits)	50	7	44	—	44	0.03
Investment portfolio net losses (gains) and impairments	31	3	29	—	29	0.02
EU MDR implementation costs	12	2	10	—	10	0.01
Deferred tax expenses (benefits)	—	(44)	44	—	44	0.03
Adjusted	$1,051	$138	$913	$(0)	$914	$0.62

Six Months Ended June 30, 2025

Our net sales for the first six months of 2025 were $9.724 billion, compared to $7.977 billion for the first six months of 2024. This increase of $1.747 billion, or 21.9 percent, included operational1 net sales growth of 21.9 percent and the neutral impact of less than one basis point from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 17.8 percent and the positive impact of 410 basis points from certain acquisitions during the period for which there are less than a full period of comparable net sales. Those acquisitions included the endoluminal vacuum therapy portfolio of B. Braun Medical Inc. (Braun), Silk Road Medical and Axonics during the first, third and fourth quarters of 2024, respectively, and Intera during the second quarter of 2025. The increase in our net sales was primarily driven by strong commercial execution across our businesses, particularly in our Electrophysiology business unit, which was led by the rapid adoption of our Farapulse™ Pulsed Field Ablation System which launched in the U.S. in early 2024. Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders for the first six months of 2025 was $1.471 billion, or $0.98 per diluted share. Our reported results for the first six months of 2025 included certain charges and/or credits totaling $777 million (after-tax), or $0.52 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 for the first six months of 2025 was $2.248 billion, or $1.51 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Six Months Ended June 30, 2025
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$1,746	$279	$1,467	$(4)	$1,471	$0.98
Non-GAAP adjustments:
Amortization expense	444	62	383	4	378	0.25
Goodwill and other intangible asset impairment charges	46	8	37	—	37	0.02
Acquisition/divestiture-related net charges (credits)	57	(4)	61	—	61	0.04
Restructuring and restructuring-related net charges (credits)	210	26	184	—	184	0.12
Investment portfolio net losses (gains) and impairments	6	2	5	—	5	0.00
EU MDR implementation costs	23	3	19	—	19	0.01
Deferred tax expenses (benefits)	—	(91)	91	—	91	0.06
Discrete tax items	—	(0)	0	—	0	0.00
Adjusted	$2,533	$284	$2,249	$1	$2,248	$1.51

	Six Months Ended June 30, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$1,028	$213	$815	$(4)	$819	$0.55
Non-GAAP adjustments:
Amortization expense	427	58	369	4	364	0.25
Goodwill and other intangible asset impairment charges	276	33	243	—	243	0.16
Acquisition/divestiture-related net charges (credits)	112	(2)	115	—	115	0.08
Restructuring and restructuring-related net charges (credits)	97	13	84	—	84	0.06
Investment portfolio net losses (gains) and impairments	18	(0)	18	—	18	0.01
EU MDR implementation costs	26	3	22	—	22	0.01
Deferred tax expenses (benefits)	—	(81)	81	—	81	0.05
Adjusted	$1,983	$237	$1,746	$1	$1,745	$1.18

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business. For additional information on our businesses and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended June 30,
(in millions)	2025	2024	Increase/(Decrease)
Endoscopy	$737	$676	9.1%
Urology	676	525	28.9%
Neuromodulation	303	282	7.2%
MedSurg	1,716	1,483	15.7%
Cardiology	2,647	2,047	29.3%
Peripheral Interventions	698	590	18.3%
Cardiovascular	3,345	2,637	26.8%
Net Sales	$5,061	$4,120	22.8%

	Six Months Ended June 30,
(in millions)	2025	2024	Increase/(Decrease)
Endoscopy	$1,410	$1,318	7.0%
Urology	1,310	1,038	26.2%
Neuromodulation	574	539	6.5%
MedSurg	3,293	2,895	13.8%
Cardiology	5,077	3,919	29.5%
Peripheral Interventions	1,354	1,163	16.4%
Cardiovascular	6,430	5,082	26.5%
Net Sales	$9,724	$7,977	21.9%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) conditions with innovative, less-invasive technologies. Net sales of Endoscopy products of $737 million during the second quarter and $1.410 billion during the first six months of 2025 represented 15 percent and 14 percent of our consolidated net sales, respectively. Endoscopy net sales increased $61 million, or 9.1 percent, during the second quarter and $92 million, or 7.0 percent, during the first six months of 2025, compared to the prior year periods. During the second quarter of 2025, this increase included operational net sales growth of 7.8 percent and the positive impact of 130 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2025, this increase included operational net sales growth of 6.9 percent and a neutral impact of less than one basis point from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth during the second quarter of 2025 included organic net sales growth of 7.8 percent. Operational net sales growth during the first six months of 2025 included organic net sales growth of 6.7 percent and the positive impact of 20 basis points from our acquisition of the endoluminal vacuum therapy portfolio of Braun during the first quarter of 2024. Organic net sales growth in both periods was primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System, and our endoluminal surgery franchise.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Net sales of Urology products of $676 million during the second quarter and $1.310 billion during the first six months of 2025 represented 13 percent of our consolidated net sales in both periods. Urology net sales increased $152 million, or 28.9 percent, during the second quarter and $272 million, or 26.2 percent, during the first six months of 2025, compared to the prior year periods. During the second quarter of 2025, this increase included operational net sales growth of 28.0 percent and the positive impact of 80 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2025, this increase included operational net sales growth of 26.3 percent and a negative impact of 10 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 6.3 percent during the second quarter of 2025 and 5.4 percent during the first six months of 2025, and the positive impact of 2,170 and 2,090 basis points, respectively, from our acquisition of Axonics during the fourth quarter of 2024. Organic net sales growth in both periods was primarily driven by our stone management and prosthetic urology franchises.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $303 million during the second quarter and $574 million during the first six months of 2025 represented 6 percent of our consolidated net sales in both periods. Neuromodulation net sales increased $20 million, or 7.2 percent, during the second quarter and $35 million, or 6.5 percent, during the first six months of 2025, compared to the prior year periods. During the second quarter of 2025, this increase included operational net sales growth of 6.6 percent and the positive impact of 60 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2025, this increase included operational net sales growth of 6.7 percent and a negative impact of 10 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth in both periods was primarily driven by our Intracept™ Intraosseous Nerve Ablation System and our deep brain stimulation franchise.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $2.647 billion during the second quarter and $5.077 billion for the first six months of 2025 represented 52 percent of our consolidated net sales in both periods. Cardiology net sales increase $600 million, or 29.3 percent, during the second quarter and $1.158 billion, or 29.5 percent, during the first six months of 2025, compared to the prior year periods. During the second quarter of 2025, this increase included operational net sales growth of 27.9 percent and the positive impact of 140 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2025, this increase included operational net sales growth of 29.5 percent and a positive impact of 10 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth in both periods was primarily driven by growth of our Electrophysiology business unit, led by our Farapulse™ Pulsed Field Ablation (PFA) System, continued market penetration of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN FLX™ LAAC Device and our WATCHMAN FLX™ Pro LAAC Device, as well as our coronary therapies franchise led by the ongoing U.S. launch of our AGENT™ Drug-Coated Balloon. In the second quarter of 2025, we announced the discontinuation of worldwide sales of the ACURATE Neo2™ and ACURATE Prime™ Aortic Valve Systems and that we would no longer pursue U.S. FDA approval for ACURATE or approval in other geographies. We made the decision based on discussions with regulators which had resulted in increased clinical and regulatory requirements to maintain regulatory approvals in global markets and to obtain approvals in new regions. The additional investments needed to satisfy these requirements were prohibitive and we will instead focus our resources and efforts on the remainder of the portfolio.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $698 million during the second quarter and $1.354 billion during the first six months of 2025 represented 14 percent of our consolidated net sales in both periods. Peripheral Interventions net sales increased $108 million, or 18.3 percent, during the second quarter and $190 million, or 16.4 percent, during the first six months of 2025, compared to the prior year periods. During the second quarter of 2025, this increase included operational net sales growth of 17.1 percent and the positive impact of 110 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2025, this increase included operational net sales growth of 16.5 percent and a negative impact of 10 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 7.0 percent during the second quarter of 2025 and 7.2 percent during the first six months of 2025, and the positive impact of 1,020 and 930 basis points, respectively, from our acquisition of Silk Road Medical during the third quarter of 2024 and Intera during the second quarter of 2025. Organic net sales growth in both periods was primarily driven by our interventional oncology franchise led by our Therasphere™ Y-90 Radioactive Glass Microspheres and EMBOLD™ Fibered Coil, as well as our venous portfolio within our vascular franchise led by our Varithena™ Polidocanol Injectable Foam and EKOS™ Ultrasound Assisted Thrombolysis systems.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. Our Emerging Markets countries include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada.

Our Emerging Markets' net sales represented 15 percent of our consolidated net sales during the second quarter and first six months of 2025, respectively, and 16 percent and 17 percent during the second quarter and first six months of 2024, respectively. During the second quarter of 2025, our Emerging Markets net sales grew 11.6 percent on a reported basis, which included operational net sales growth of 12.1 percent and a negative impact of 50 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2025, our Emerging Markets net sales grew 9.1 percent on a reported basis, which included operational net sales growth of 10.9 percent and a negative impact of 190 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth in both periods was primarily driven by growth in China, fueled by the breadth of our portfolio and focus on innovation and strong commercial execution.

Economic Environment

As a global developer, manufacturer and marketer of medical devices, our business is subject to local and international macroeconomic trends as well as geopolitical factors. While global supply chain conditions have continued to improve, we have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, trade and tariff policies, foreign currency fluctuations and changes in tax laws, as well as actions by governments in response thereto, could create additional economic challenges which could negatively impact our business operations and results. We anticipate incurring incremental costs under the current schedule of reciprocal tariffs on U.S. imports recently announced by the U.S. government, as well as the subsequent increase in tariffs introduced by China on U.S. manufactured products. While some of the announced tariffs have been paused and the U.S. and other governments continue negotiations on such measures, these and any further tariff increases on our products by the U.S., China or any other country or region, as well as sanctions or other measures that restrict international trade could have a material adverse impact on our business operations and results. We continue to monitor the situation while exploring opportunities to mitigate the impacts of such tariffs. There can be no guarantee that we will be able to offset the impact of tariffs, the ultimate impact of which will depend on various factors, including the timing, scope, duration and nature of any tariffs, any other trade restrictions or opportunities to mitigate such impacts. In addition, geopolitical developments and uncertainties, including related to various ongoing global conflicts and tensions, may create economic, supply chain, transportation, energy, and other challenges, including disruptions to business operations, which could negatively impact our business and results of operations.

Gross Profit

Our Gross profit was $3.424 billion for the second quarter of 2025, $2.850 billion for the second quarter of 2024, $6.633 billion for the first six months of 2025 and $5.498 billion for the first six months of 2024. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Six Months
Gross profit margin - period ended June 30, 2024	69.2%	68.9%
Sales pricing, volume and mix	1.6	1.8
All other, including inventory charges and other period expenses	(3.1)	(2.6)
Gross profit margin - period ended June 30, 2025	67.7%	68.2%

Gross profit margin decreased in the second quarter and first six months of 2025, as compared to the same periods in the prior year. The primary factors that impacted gross profit margin in the second quarter and first six months of 2025 were inventory charges of approximately $85 million resulting from the global discontinuation of the ACURATE platform and other period expenses, partially offset by increased sales of higher margin products.

Operating Expenses

The following table provides a summary of our key operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,716	33.9%	$1,446	35.1%	$3,312	34.1%	$2,810	35.2%
Research and development expenses	526	10.4%	383	9.3%	969	10.0%	749	9.4%

Selling, General and Administrative (SG&A) Expenses

During the second quarter of 2025, SG&A expenses increased $269 million, or 19 percent, compared to the prior year period and were 120 basis points lower as a percentage of net sales. During the first six months of 2025, SG&A expenses increased $502 million, or 18 percent compared to the prior year period and were 120 basis points lower as a percentage of net sales. The increase in SG&A expenses in the second quarter and first six months of 2025 was driven in part by higher selling costs driven by higher global net sales and costs to support product launches, including the Farapulse™ Pulsed Field Ablation System in our Electrophysiology business unit, and was also due to comparatively higher acquisition-related and restructuring-related expenses.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the second quarter of 2025, R&D expenses increased $143 million, or 37 percent, compared to the prior year period and 110 basis points higher as a percentage of net sales. During the first six months of 2025, R&D expenses increased $221 million, or 29 percent, compared to the prior year period and 60 basis points higher as a percentage of net sales. R&D expenses increased in both periods as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

During the second quarter of 2025, Amortization expense increased $12 million, or 6 percent, compared to the prior year period. In the first six months of 2025, Amortization expense increased $18 million, or 4 percent, compared to the prior year period.

Intangible Asset Impairment Charges

In 2025, we recorded Intangible asset impairment charges of $46 million in the second quarter and first six months. In 2024, we recorded Intangible asset impairment charges of $276 million in the second quarter and first six months. The impairment charges recorded in 2024 were associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Electrophysiology and Peripheral Interventions business units, respectively. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ Pulsed Field Ablation System and the resulting lower revenue projections and cannibalization of our cryoablation business in major markets like the U.S. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024.

Refer to Note C – Goodwill and Other Intangible Assets to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our most recent Annual Report on Form 10-K for additional details and a discussion of key assumptions used in our intangible asset impairment testing and future events that could have a negative impact on the recoverability of our intangible assets.

Contingent Consideration Net Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net charges (benefit)	$(5)	$2	$0	$18
Payments for prior acquisitions following the achievement of associated milestones	62	—	62	133

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

On July 29, 2025, our Board of Directors approved expanding the 2023 Restructuring Plan by up to $250 million in aggregate additional pre-tax charges, to include further related activities under the program to drive operational efficiencies and optimize functional capabilities. We continue to expect the activities associated with our 2023 Restructuring Plan, including the expansion, to be substantially complete by the end of 2025. The following table provides a summary of our range of estimates of total pre-tax charges associated with the 2023 Restructuring Plan, including the expansion, by major type of cost:

Type of Cost (in millions)	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits(1)	$100	-	$120
Other(2)	60	-	80
Restructuring-related expenses:
Transfer costs(3)	320	-	350
Other(4)	220	-	250
	$700	-	$800
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

In addition, on May 28, 2025, we announced the discontinuation of worldwide sales of the ACURATE neo2™ and ACURATE Prime™ Aortic Valve Systems and that we would no longer pursue U.S. FDA approval for ACURATE or approval in other geographies. The decision resulted in total pre-tax restructuring and restructuring-related net charges of approximately $110 million in the second quarter of 2025. We estimate the majority of the charges were recorded during the second quarter of 2025, and we expect the remaining activity to be substantially complete by the end of 2025.

Pursuant to the 2023 Restructuring Plan and the ACURATE discontinuation, we recorded the following restructuring and restructuring-related charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Restructuring charges(1)	$83	$1	$93	$5
Restructuring-related net charges (credits)(2)	78	49	117	92
(1)These charges are recorded in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations.
(2)These charges are primarily recorded within Cost of products sold, SG&A Expenses and R&D Expenses.

The following table presents our restructuring reserve balance:

	As of
(in millions)	June 30, 2025	December 31, 2024
Restructuring reserve balance	$101	$26

Litigation-related Net Charges (Credits)

We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. We did not record any litigation-related net charges (credits) during the second quarter and first six months of 2025 or 2024. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Interest Expense

The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense (in millions)	$(90)	$(77)	$(172)	$(146)
Average borrowing rate	2.9%	2.8%	2.9%	2.8%

Interest expense increased during the second quarter and first six months of 2025 compared to the prior year period primarily due to increased debt from the registered public offering of €1.500 billion in aggregate principal amount of euro-denominated senior notes (the 2025 Eurobonds) during the first quarter of 2025. Our average borrowing rate increased during the second quarter and first six months of 2025 compared to the prior year period. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our debt obligations.

Tax Rate

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reported tax rate	15.5%	23.4%	16.0%	20.7%
Impact of certain receipts/charges(1)	2.9%	(4.6)%	2.2%	(2.0)%
Rate from continuing operations	18.4%	18.8%	18.2%	18.7%
(1)These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the second quarter and first six months of 2025, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, and discrete tax benefits primarily related to stock-based compensation.

In the second quarter of 2024, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relates to impairment charges. Additionally, there were certain discrete tax benefits primarily related to stock-based compensation as well as charges for unrecognized tax benefits. In the first six months of 2024, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges as well as impairment charges. Additionally, there were certain discrete tax benefits primarily related to stock-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. It includes significant changes to corporate income taxes including extending and modifying many provisions of the Tax Cuts and Jobs Act. Provisions of the OBBBA impacting the Company include the immediate expensing of U.S. performed research and development expenditures as well as modifications to the taxation of our international operations. Certain provisions will take effect beginning in 2026, while others apply retroactively to January 1, 2025. We are still assessing the impact of the OBBBA, but we currently expect an immaterial impact to our overall effective tax rate, financial condition, results of operations, and cash flow in 2025.

Effective January 1, 2024, many countries where we do business adopted a global minimum effective tax rate of 15% based on the Pillar Two framework issued by the Organization for Economic Cooperation and Development (OECD). The United States has not enacted the Pillar Two global minimum tax and as of June 28, 2025 the G7 countries announced an agreement to exempt U.S. companies from certain elements of the OECD global minimum tax framework. We expect that this agreement, if ultimately enacted into law in the relevant countries, would be beneficial to the Company. However, Pillar Two remains enacted law and significant uncertainty exists regarding the implementation of this agreement, the interpretation of the existing Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Developments related to these uncertainties could impact our expectations regarding the impact of the Pillar Two global minimum tax on our tax rate from continuing operations in 2025 and beyond.

Future legislative developments regarding the applicability of the Pillar Two tax on U.S. companies and additional guidance by the U.S. Department of the Treasury regarding OBBBA could impact our expectations and interpretations regarding the impact on our tax rate from continuing operations.

See Note G – Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on our tax rate.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the second quarter and first six months of 2025, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of June 30, 2025, we had $534 million of unrestricted Cash and cash equivalents on hand, including approximately $89 million held by Acotec Scientific Holdings Limited, a less than wholly owned entity of which we acquired a majority stake investment during the first quarter of 2023. The balance is comprised of $146 million invested in money market funds and time deposits and $388 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into our $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. The 2021 Revolving Credit Facility has a maturity date of May 10, 2029. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There was $197 million outstanding under our commercial paper program as of June 30, 2025. There were no amounts outstanding under the 2021 Revolving Credit Facility as of June 30, 2025, resulting in an additional $2.553 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Six Months Ended June 30,
(in millions)	2025	2024
Cash provided by (used for) operating activities	$1,827	$977
Cash provided by (used for) investing activities	(1,626)	(556)
Cash provided by (used for) financing activities	(107)	1,593

Operating Activities

During the first six months of 2025, cash provided by (used for) operating activities increased $850 million compared to the prior year period primarily due to comparatively higher sales and corresponding operating income, slower inventory buildup, and lower income tax payments.

Investing Activities

During the first six months of 2025, cash provided by (used for) investing activities included net cash payments of $1.248 billion for the acquisition of Bolt Medical, Inc., SoniVie Ltd., Cortex, Inc. and Intera, and purchases of property, plant and equipment and internal use software of $344 million. During the first six months of 2024, cash used for investing activities included purchases of property, plant and equipment and internal use software of $334 million as well as payments for investments and acquisitions of certain technologies, net of investment proceeds of $139 million. For more information on our acquisitions, refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

During the first six months of 2025, cash provided by (used for) financing activities included the registered public offering of €1.500 billion in aggregate principal amount of euro-denominated senior notes (the 2025 Eurobonds). The 2025 Eurobonds offering resulted in cash proceeds of $1.558 billion, net of investor discounts and issuance costs. We used the net proceeds from the 2025 Eurobonds offering to fund the repayment at maturity of AMS Europe’s €1.000 billion 0.750% Senior Notes due March 2025 and to pay accrued and unpaid interest with respect to such notes. Additionally, we used the remaining net proceeds for general corporate purposes, including, among other things, short term investments, reduction of short term debt, funding of working capital and acquisitions. During the second quarter of 2025, we also repaid at maturity our $500 million 1.900% Senior Notes due June 2025 and accrued and unpaid interest with respect to such notes. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. Cash provided by (used for) financing activities in the first six months of 2024 included a registered public offering of €2.000 billion in aggregate principal amount of euro-denominated senior notes (the 2024 Eurobonds). The 2024 Eurobonds offering resulted in cash proceeds of $2.145 billion, net of investor discounts and issuance costs. We primarily used the net proceeds from the 2024 Eurobonds offering to fund a portion of the purchase price of our acquisition of Axonics and to pay related fees and expenses, and for general corporate purposes. We also used the net proceeds to fund the repayment at maturity of $504 million of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes.

Financial Covenant

As of June 30, 2025, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement as of June 30, 2025	Actual as of June 30, 2025
Maximum permitted leverage ratio(1)	4.75 times	2.16 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the 2021 Revolving Credit Facility credit agreement.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. On November 15, 2024, we announced the closing of our acquisition of Axonics, which we had previously designated as a Qualified Acquisition under the credit agreement, increasing the maximum permitted leverage ratio to 4.75 times as of June 30, 2025. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of June 30, 2025, we had $113 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, provided that the sum of any excluded net cash litigation payments does not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of June 30, 2025, we had $1.414 billion of the litigation exclusion remaining.

Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of June 30, 2025.

Equity

We received $147 million during the first six months of 2025 and $106 million during the first six months of 2024 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock during the first six months of 2025 or 2024. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of June 30, 2025, we had the full amount remaining available under the authorization.

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

To calculate adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share, we exclude certain charges (credits) from GAAP net income and GAAP net income attributable to Boston Scientific common stockholders, which include amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), investment portfolio net losses (gains) and impairments, restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), EU MDR implementation costs, debt extinguishment net charges, deferred tax expenses (benefits) and certain discrete tax items. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740-270-30, “General Methodology and Use of Estimated Annual Effective Tax Rate.” In addition to the explanation below, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission for an explanation of each of these adjustments and the reasons for excluding each item. The following is an explanation of each incremental or revised adjustment type, since our most recent Annual Report on Form 10-K, that management excluded as part of these non-GAAP financial measures as well as the reason for excluding each item:

•Restructuring and restructuring-related net charges (credits) - These adjustments primarily represent severance and other compensation-related charges, fixed asset write-offs, contract cancellations, project management fees, facility shut down costs, costs to transfer manufacturing lines between geographically dispersed facilities and other direct costs associated with our restructuring plans. These restructuring plans each consist of distinct initiatives that are fundamentally different from our ongoing, core cost reduction initiatives in terms of, among other things, the frequency with which each action is performed and the required planning, resourcing, cost and timing. Examples of such initiatives include the movement of business activities, facility consolidations and closures and the transfer of product lines between manufacturing facilities, which, due to the highly regulated nature of our industry, requires a significant investment in time and cost to create duplicate manufacturing lines, run product validations and seek regulatory approvals. Restructuring plans take place over a defined timeframe and have a distinct project timeline that requires, and begins subsequent to, approval by our Board of Directors. In contrast to our ongoing cost reduction initiatives, restructuring plans typically result in duplicative cost and exit costs over the defined timeframe and are not considered part of our core, ongoing operations. In addition, during the second quarter of 2025, we incurred restructuring and restructuring-related net charges associated with management's decision to discontinue worldwide sales of the ACURATE neo2TM and ACURATE PrimeTM Aortic Valve Systems. These restructuring plans and activities are incremental to the core activities that arise in the ordinary course of our business. Restructuring and restructuring-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

The GAAP financial measures most directly comparable to adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share are GAAP net income (loss), GAAP net income (loss) attributable to Boston Scientific common stockholders and GAAP net income (loss) per common share – diluted, respectively.

To calculate operational net sales growth rates, which exclude the impact of foreign currency fluctuations, we convert actual net sales from local currency to U.S.. dollars using constant foreign currency exchange rates in the current and prior periods. To calculate organic net sales growth rates, we also remove the impact of certain acquisitions and divestitures with less than a full period of comparable net sales. The GAAP financial measure most directly comparable to operational net sales and organic net sales is net sales reported on a GAAP basis.

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

•Labor shortages and the impact of inflation on the cost of raw materials and wage costs,

•Impacts from changing U.S. trade policies and newly introduced tariffs, and any countermeasures or other reactions by other countries thereto,

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

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA, EU MDR and similar laws in other jurisdictions,

•Our ability to comply with U.S. and foreign export control, trade embargo and customs laws, and

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $10.828 billion as of June 30, 2025 and $7.636 billion as of December 31, 2024. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $736 million as of June 30, 2025 compared to $322 million as of December 31, 2024. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $899 million as of June 30, 2025 compared to $394 million as of December 31, 2024. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of June 30, 2025 or December 31, 2024. As of June 30, 2025, $11.319 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 98.0 percent of our total debt, on an amortized cost basis. As of June 30, 2025, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our internal control over financial reporting. No changes occurred during the first six months of 2025. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

(c)

No director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025.

ITEM 6. EXHIBITS (* documents filed or furnished with this report; # compensatory plans or arrangements)

10.1
Form of Offer Letter dated April 18, 2025 between Mr. Monson and Boston Scientific Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 23, 2025, File No. 1-110183). #

10.2*	Form of EC Non-CEO Change in Control Agreement. #

10.3*	Boston Scientific Corporation 2025 Annual Bonus Plan, Performance Period January 1 to December 31, 2025, as amended. #

22*	Subsidiary Issuer of Guaranteed Securities.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 1, 2025.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jonathan Monson

	Name:	Jonathan Monson
	Title:	Executive Vice President and Chief Financial Officer