Form 10-Q
period 2025-09-30
BOSTON SCIENTIFIC CORP
filed 2025-11-03
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of October 30, 2025 was 1,482,442,039.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024

Net sales	$5,065	$4,209	$14,788	$12,186
Cost of products sold (excluding amortization expense)	1,523	1,312	4,613	3,791
Gross profit	3,542	2,897	10,175	8,395

Operating expenses:
Selling, general and administrative expenses	1,741	1,562	5,053	4,372
Research and development expenses	514	407	1,483	1,156
Royalty expense	12	5	40	24
Amortization expense	225	205	669	631
Intangible asset impairment charges	0	—	46	276
Contingent consideration net expense (benefit)	11	(23)	11	(4)
Restructuring net charges (credits)	(8)	8	85	12
	2,494	2,164	7,387	6,467
Operating income (loss)	1,048	733	2,788	1,928

Other income (expense):
Interest expense	(87)	(79)	(259)	(225)
Other, net	(23)	14	156	(7)
Income (loss) before income taxes	939	669	2,685	1,697
Income tax expense (benefit)	183	200	463	413
Net income (loss)	755	468	2,222	1,284
Net income (loss) attributable to noncontrolling interests	(0)	(0)	(4)	(4)
Net income (loss) attributable to Boston Scientific common stockholders	$755	$469	$2,226	$1,288

Net income (loss) per common share — basic	$0.51	$0.32	$1.50	$0.88
Net income (loss) per common share — diluted	$0.51	$0.32	$1.49	$0.87

Weighted-average shares outstanding
Basic	1,481.7	1,472.7	1,479.6	1,470.6
Diluted	1,495.5	1,487.4	1,494.0	1,484.5

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$755	$468	$2,222	$1,284
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(28)	(181)	(719)	(79)
Net change in derivative financial instruments	62	(100)	(238)	(95)
Net change in defined benefit pensions and other items	(0)	(0)	(1)	0
Other comprehensive income (loss)	34	(282)	(957)	(173)
Comprehensive income (loss)	$789	$187	$1,265	$1,110
Net income (loss) attributable to noncontrolling interests	(0)	(0)	(4)	(4)
Other comprehensive income (loss) attributable to noncontrolling interests	1	10	7	4
Comprehensive income (loss) attributable to noncontrolling interests	1	10	3	0
Comprehensive income attributable to Boston Scientific common stockholders	$788	$177	$1,262	$1,110

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,275	$414
Trade accounts receivable, net	2,828	2,558
Inventories	2,921	2,810
Prepaid income taxes	310	307
Other current assets	701	831
Total current assets	8,035	6,920
Property, plant and equipment, net	3,795	3,294
Goodwill	18,214	17,089
Other intangible assets, net	7,162	6,684
Deferred tax assets	3,669	3,655
Other long-term assets	1,832	1,754
TOTAL ASSETS	$42,707	$39,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$483	$1,778
Accounts payable	1,002	960
Accrued expenses	2,981	2,773
Other current liabilities	862	887
Total current liabilities	5,328	6,399
Long-term debt	11,117	8,968
Deferred tax liabilities	242	155
Other long-term liabilities	2,390	1,870

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - 0 shares issued as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - 1,745,573,129 shares issued as of September 30, 2025 and 1,737,846,196 shares issued as of December 31, 2024	17	17
Treasury stock, at cost - 263,289,848 shares as of September 30, 2025 and December 31, 2024	(2,251)	(2,251)
Additional paid-in capital	21,419	21,056
Retained earnings	4,899	2,673
Accumulated other comprehensive income (loss), net of tax	(689)	275
Total stockholders’ equity	23,394	21,770
Noncontrolling interests	236	233
Total equity	23,630	22,003
TOTAL LIABILITIES AND EQUITY	$42,707	$39,395

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2025	2024	2025	2024
Common stock shares issued
Beginning	1,743,632,871	1,734,329,744	1,737,846,196	1,729,000,224
Impact of stock-based compensation plans	1,940,258	2,401,651	7,726,933	7,731,171
Ending	1,745,573,129	1,736,731,395	1,745,573,129	1,736,731,395

Common stock
Beginning	$17	$17	$17	$17
Impact of stock-based compensation plans	0	0	0	0
Ending	$17	$17	$17	$17
Treasury stock
Beginning	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock	—	—	—	—
Ending	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Additional paid-in capital
Beginning	$21,230	$20,803	$21,056	$20,647
Impact of stock-based compensation plans	189	160	362	316
Ending	$21,419	$20,963	$21,419	$20,963
Retained earnings
Beginning	$4,144	$1,639	$2,673	$819
Net income (loss)	755	468	2,222	1,284
Net (income) loss attributable to noncontrolling interests	0	0	4	4
Ending	$4,899	$2,107	$4,899	$2,107
Accumulated other comprehensive income (loss), net of tax
Beginning	$(722)	$164	$275	$49
Changes in other comprehensive income (loss)	32	(292)	(964)	(178)
Ending	$(689)	$(128)	$(689)	$(128)
Total stockholders' equity	$23,394	$20,708	$23,394	$20,708

Noncontrolling interests
Beginning	$235	$238	$233	$248
Net income (loss) attributable to noncontrolling interests	(0)	(0)	(4)	(4)
Changes in other comprehensive income (loss)	1	10	7	4
Ending	$236	$248	$236	$248

Total equity	$23,630	$20,956	$23,630	$20,956

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2025	2024
Net income (loss)	$2,222	$1,284
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	1,003	921
Deferred and prepaid income taxes	20	10
Stock-based compensation expense	228	197
Goodwill and other intangible asset impairment charges	46	276
Net loss (gain) on investments and notes receivable	(181)	60
Contingent consideration net expense (benefit)	11	(4)
Inventory step-up amortization	127	—
Fixed asset impairment	73	30
Other, net	22	(8)
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(171)	(261)
Inventories	(138)	(274)
Other assets	(103)	(109)
Accounts payable, accrued expenses and other liabilities	11	(142)
Cash provided by (used for) operating activities	3,170	1,979

Investing activities:
Purchases of property, plant and equipment and internal use software	(525)	(513)
Payments for acquisitions of businesses, net of cash acquired	(1,504)	(1,222)
Payments for investments and acquisitions of certain technologies	(180)	(264)
Proceeds for settlements of hedge contracts	69	—
Other, net	11	17
Cash provided by (used for) investing activities	(2,128)	(1,983)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(62)	(131)
Payments for finance leases	(49)	(25)
Payments on short-term borrowings	(1,595)	(504)
Net increase (decrease) in commercial paper	(196)	—
Proceeds from long-term borrowings, net of debt issuance costs	1,558	2,145
Cash used to net share settle employee equity awards	(128)	(83)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	262	202
Other, net	(2)	(4)
Cash provided by (used for) financing activities	(211)	1,600

Effect of foreign exchange rates on cash	39	(2)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	870	1,594

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	606	1,055
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,476	$2,649

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Nine Months Ended September 30,
(in millions)	2025	2024
Supplemental Information
Stock-based compensation expense	$228	$197
Fair value of contingent consideration recorded in purchase accounting	258	29
Right-of-use assets obtained in exchange for finance lease obligations	195	—

	As of September 30,
(in millions)	2025	2024
Reconciliation to amounts within the unaudited consolidated balance sheets:
Cash and cash equivalents	$1,275	$2,502
Restricted cash and restricted cash equivalents included in Other current assets	98	70
Restricted cash equivalents included in Other long-term assets	103	78
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,476	$2,649

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

On October 17, 2025, we announced our entry into a definitive agreement to acquire 100 percent of Nalu Medical, Inc. (Nalu Medical), a privately held medical technology company focused on developing and commercializing innovative and minimally invasive solutions for patients with chronic pain. We have been an investor in Nalu Medical since 2017 and currently hold an equity stake of approximately nine percent. The transaction price to acquire the remaining stake is expected to result in an upfront cash payment of approximately $533 million upon closing. The transaction is expected to close during the first half of 2026, subject to customary closing conditions. The Nalu Medical business will be integrated into our Neuromodulation division.

2025 Acquisitions

On July 11, 2025, we completed our acquisition of 100 percent of Anrei Medical (HZ) Co., Ltd. (Anrei Medical), a privately held company that specializes in the design and production of medical devices for minimally invasive procedures primarily serving the field of gastroenterology. The transaction price consisted of an upfront cash payment, net of cash acquired, of approximately $182 million. The Anrei Medical portfolio complements our existing Endoscopy portfolio which will provide physicians with more treatment options to meet specific patient needs.

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

In addition, in the third quarter of 2025, we completed the acquisition of another business for which the transaction price consisted of an upfront cash payment of $73 million, net of cash acquired.

Purchase Price Allocation

We accounted for these transactions as business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (FASB ASC Topic 805). The preliminary purchase prices were comprised of the amounts presented below:

(in millions)	Bolt Medical	SoniVie	Other
Payment for acquisition, net of cash acquired	$475	$362	$593
Fair value of contingent consideration	100	98	38
Fair value of prior interest	207	55	—
	$782	$516	$631

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

(in millions)	Bolt Medical	SoniVie	Other
Goodwill	$304	$248	$408
Amortizable intangible assets	142	—	216
Indefinite-lived intangible assets	376	344	—
Other assets acquired	28	12	91
Net deferred tax assets	—	—	11
Liabilities assumed	(22)	(23)	(55)
Net deferred tax liabilities	(46)	(65)	(41)
	$782	$516	$631

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Bolt Medical:
Amortizable intangible assets:
Technology-related	$142	12	15%
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	$376	N/A	15%
	$518

SoniVie:
Indefinite-lived intangible assets:
IPR&D	$344	N/A	20%
	$344

Other:
Amortizable intangible assets:
Technology-related	$202	12	18%
Customer relationships and other intangibles	15	12	18%
	$216
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
$1,126

We recorded the assets acquired and liabilities assumed at their respective fair values as of the closing date of the transaction. The final purchase price allocation was comprised of the components presented below, with the excess of the purchase price over the fair value of net assets acquired recorded to goodwill:

(in millions)	Silk Road Medical
Goodwill	$569
Amortizable intangible assets	507
Other assets acquired	117
Liabilities assumed	(45)
Net deferred tax liabilities	(23)
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
	$507

Contingent Consideration

Changes in the fair value of our contingent consideration liability during the first nine months of 2025 associated with current and prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2024	$171
Amount recorded related to current year acquisitions	258
Contingent consideration net expense (benefit)	11
Contingent consideration payments	(62)
Balance as of September 30, 2025	$378

The maximum amount we could be required to pay for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of September 30, 2025, the fair value of such uncapped contingent consideration is estimated at $115 million. As of September 30, 2025, the maximum amount that we could be required to pay under our other capped contingent consideration arrangements (undiscounted) is approximately $671 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2025	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Commercialization Milestones	$136 million	Discounted Cash Flow	Discount Rate	6%	-	15%	8%
			Probability of Payment	15%	-	100%	97%
			Projected Year of Payment	2026	-	2032	2028
Clinical-based, Regulatory and Other Milestones	$241 million	Discounted Cash Flow	Discount Rate	4%	-	5%	5%
			Probability of Payment	74%	-	86%	80%
			Projected Year of Payment	2026	-	2029	2028
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our clinical, regulatory and revenue-based payments and commercialization milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of September 30, 2025.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	September 30, 2025	December 31, 2024
Equity method investments	$334	$278
Measurement alternative investments(1, 2)	310	277
	$643	$555
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

As of September 30, 2025, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $375 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of September 30, 2025		As of December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$14,634	$(9,145)	$14,327	$(8,605)
Patents	492	(384)	481	(381)
Other intangible assets	2,451	(1,700)	2,380	(1,612)
Amortizable intangible assets	$17,577	$(11,228)	$17,188	$(10,598)

Goodwill	$28,114	$(9,900)	$26,989	$(9,900)

IPR&D	$813		$94
Indefinite-lived intangible assets	$813		$94

The increase in our balance of goodwill and intangible assets is related primarily to our recent acquisitions. Refer to Note B – Acquisitions and Strategic Investments for further detail.

The following represents a roll forward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
Balance as of December 31, 2024	$7,483	$9,606	$17,089
Goodwill acquired	159	850	1,008
Impact of foreign currency fluctuations and purchase price adjustments	44	72	117
Balance as of September 30, 2025	$7,686	$10,528	$18,214

Goodwill and Other Intangible Asset Impairments

We did not record any goodwill impairment charges in the first nine months of 2025 or 2024. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.

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

In the second quarter of 2025, we performed our annual goodwill impairment test utilizing the qualitative approach described in FASB ASC Topic 350 for all reporting units. After assessing the totality of events, it was determined that it was not more likely than not that the fair value of the reporting units was less than their carrying value, and it was not deemed necessary to proceed to the quantitative test. There were no impairment indicators in the third quarter of 2025 that necessitated an interim impairment test.

In 2025, we recorded Intangible asset impairment charges of less than $1 million in the third quarter and recorded $46 million in the first nine months. In 2024, we did not record any Intangible asset impairment charges in the third quarter and recorded $276 million the first nine months. The impairment charges recorded in 2024 were associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Electrophysiology and Peripheral Interventions business units, respectively. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ Pulsed Field Ablation System and the resulting lower revenue projections and cannibalization of our cryoablation business in major markets like the U.S. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024. We calculated the fair value of our Cryterion and Devoro intangible assets as the present value of estimated future cash flows we expect to generate from the assets based on estimates and assumptions about future revenue contributions, cost structures and the remaining useful lives of the assets.

We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If we determine it is more likely than not that the asset is impaired based on our qualitative assessment of impairment indicators, we test the intangible asset for recoverability. If the carrying value of the intangible asset or asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset or asset group, we will write the carrying value down to fair value in the period impairment is identified. We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets. In addition, we review our indefinite-lived intangible assets for classification and impairment more frequently if impairment indicators exist. During the third quarter of 2025, we performed our annual IPR&D impairment test and concluded the assets were not impaired. We also verified that the classification of IPR&D projects within our unaudited consolidated balance sheets continues to be appropriate.

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

The success of our currency risk management program depends, in part, on forecasted transactions denominated primarily in euro, Chinese renminbi, Japanese yen, British pound sterling, Korean won, Australian dollar and Swiss franc. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecasted. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

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

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro. As of September 30, 2025 and December 31, 2024, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (December 2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net within our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of September 30, 2025 or December 31, 2024. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of September 30, 2025 or December 31, 2024. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest-rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		September 30, 2025	December 31, 2024
Forward currency contracts	Cash flow hedge	$6,684	$2,464
Forward currency contracts	Net investment hedge	1,341	741
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	4,063	4,440
Total Notional Outstanding		$13,084	$8,642
(1) Foreign currency-denominated debt is the €900 million debt principal associated with our December 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of September 30, 2025 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2025
Forward currency contracts
Cash flow hedges	$89	$(20)	$69	Cost of products sold	$1,523	$(9)	$2	$(7)
Net investment hedges(2)	27	(6)	21	Interest expense	87	(9)	2	(7)
Foreign currency-denominated debt
Net investment hedges(3)	(1)	0	(1)	Other, net	23	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	87	0	(0)	0

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2024
Forward currency contracts
Cash flow hedges	$(86)	$19	$(66)	Cost of products sold	$1,312	$(44)	$10	$(34)
Net investment hedges(2)	(35)	8	(27)	Interest expense	79	(4)	1	(3)
Foreign currency-denominated debt
Net investment hedges(3)	(44)	10	(34)	Other, net	(14)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	79	0	(0)	0

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Nine Months Ended September 30, 2025
Forward currency contracts
Cash flow hedges	$(236)	$53	$(183)	Cost of products sold	$4,613	$(71)	$16	$(55)
Net investment hedges(2)	(51)	11	(39)	Interest expense	259	(22)	5	(17)
Foreign currency-denominated debt
Net investment hedges(3)	(120)	27	(93)	Other, net	(156)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	259	1	(0)	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Nine Months Ended September 30, 2024
Forward currency contracts
Cash flow hedges	$22	$(5)	$17	Cost of products sold	$3,791	$(146)	$33	$(113)
Net investment hedges(2)	12	(3)	9	Interest expense	225	(12)	3	(10)
Foreign currency-denominated debt
Net investment hedges(3)	(12)	3	(10)	Other, net	7	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	225	1	(0)	1
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

As of September 30, 2025, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$(20)
Forward currency contracts	Net investment hedge	Interest expense	12
Interest rate derivative contracts	Cash flow hedge	Interest expense	(1)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2025	2024	2025	2024
Net gain (loss) on currency hedge contracts	Other, net	$(10)	$(48)	$(184)	$(4)
Net gain (loss) on currency transaction exposures	Other, net	(2)	44	172	(7)
Net currency exchange gain (loss)		$(12)	$(4)	$(12)	$(11)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		September 30, 2025	December 31, 2024
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$71	$149
Forward currency contracts	Other long-term assets	28	79
		99	228
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	26	156
Total Derivative and Nonderivative Assets		$125	$384

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$110	$1
Forward currency contracts	Other long-term liabilities	112	0
Foreign currency-denominated debt(2)	Long-term debt	1,052	930
		1,274	931
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	53	59
Total Derivative and Nonderivative Liabilities		$1,327	$990
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	September 30, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$459	$—	$—	$459	$120	$—	$—	$120
Publicly-held equity securities	17	—	—	17	19	—	—	19
Hedging instruments	—	125	—	125	—	384	—	384
Licensing arrangements	—	—	3	3	—	—	24	24
	$476	$125	$3	$604	$139	$384	$24	$547
Liabilities
Hedging instruments	$—	$1,327	$—	$1,327	$—	$990	$—	$990
Contingent consideration liability	—	—	378	378	—	—	171	171
Licensing arrangements	—	—	7	7	—	—	33	33
	$—	$1,327	$385	$1,712	$—	$990	$203	$1,194

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents or Other current assets within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $459 million invested in money market funds and time deposits as of September 30, 2025 and $120 million as of December 31, 2024, we held $893 million in interest-bearing and non-interest-bearing bank accounts as of September 30, 2025 and $364 million as of December 31, 2024.

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

The fair value of our outstanding debt obligations, excluding finance leases, was $11.163 billion as of September 30, 2025 and $10.330 billion as of December 31, 2024. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $11.600 billion as of September 30, 2025 and $10.746 billion as of December 31, 2024, with current obligations of $483 million as of September 30, 2025 and $1.778 billion as of December 31, 2024. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			September 30, 2025	December 31, 2024
March 2026 Senior Notes	February 2019	March 2026	—	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	1,055	935	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	880	779	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
March 2029 Senior Notes(3)	February 2024	March 2029	880	779	3.375%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	880	779	1.625%
March 2031 Senior Notes(3)	February 2025	March 2031	997	—	3.000%
March 2032 Senior Notes(3)	February 2024	March 2032	1,466	1,299	3.500%
March 2034 Senior Notes(3)	March 2022	March 2034	586	519	1.875%
March 2034 Senior Notes(3)	February 2025	March 2034	762	—	3.250%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.500%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2025 - 2049	(79)	(70)
Finance Lease Obligation		Various	125	126
Long-term debt			$11,117	$8,968
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
(3) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of September 30, 2025 and December 31, 2024, respectively.

Revolving Credit Facility

On May 10, 2021, we entered into a $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. On May 10, 2024, we entered into a third amendment to the 2021 Revolving Credit Facility credit agreement, which provided for, among other things, an extension of the scheduled maturity date to May 10, 2029, an amendment of the Ratings based pricing grid of the Applicable Margin, each as defined in the credit agreement, and reset the applicable date for purposes of determining the amounts of restructuring charges and restructuring-related expenses that may be excluded from consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the credit agreement, for purposes of our maximum leverage ratio covenant, from December 31, 2022 to March 31, 2024, as further discussed under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no amounts outstanding under the 2021 Revolving Credit Facility as of September 30, 2025 or December 31, 2024.

Financial Covenant

As of September 30, 2025, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement	Actual
	as of September 30, 2025	as of September 30, 2025
Maximum permitted leverage ratio(1)	4.75 times	2.02 times
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

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of September 30, 2025, we had $77 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, provided that the sum of any excluded net cash litigation payments does not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of September 30, 2025, we had $1.406 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. Outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no amounts outstanding under our commercial paper program as of September 30, 2025 and $191 million outstanding as of December 31, 2024.

	As of
(in millions, except maturity and yield)	September 30, 2025	December 31, 2024
Commercial paper outstanding (at par)	$—	$191
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	2,750	2,559
Weighted average maturity	0 days	20 days
Weighted average yield	—%	4.7%

Senior Notes

We had senior notes outstanding of $11.326 billion as of September 30, 2025 and $10.451 billion as of December 31, 2024. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

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

Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net within our accompanying unaudited consolidated balance sheets, are aggregated by contract denominated currency below (in millions):

Factoring Arrangements	As of September 30, 2025		As of December 31, 2024
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$189	3.5%	$176	5.3%
Yen denominated	226	1.3%	193	0.9%
Renminbi denominated	13	1.8%	26	2.0%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $223 million as of September 30, 2025 and $206 million as of December 31, 2024, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2025 and December 31, 2024 we had not recognized a related liability for our outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our unaudited consolidated balance sheets and were $151 million as of September 30, 2025 and $140 million as of December 31, 2024.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

Leases

In the third quarter of 2025, we commenced a previously executed lease agreement for additional office and lab space in Maple Grove, Minnesota. The lease was classified as a finance lease, resulting in the recognition of a right-of-use asset of approximately $268 million and a corresponding lease liability of approximately $195 million as of September 30, 2025. The right-of-use asset is included within Property, plant and equipment, net, and the related lease liability is included within Current debt obligations within our accompanying unaudited consolidated balance sheets. The lease has a non-cancellable term of 20 years and includes a buyout option that is currently exercisable. We are reasonably certain we will exercise this option in the fourth quarter of 2025.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	September 30, 2025	December 31, 2024
Trade accounts receivable	$2,961	$2,667
Allowance for credit losses	(133)	(109)
	$2,828	$2,558

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$112	$105	$109	$110
Credit loss expense	28	10	49	30
Write-offs	(7)	(6)	(25)	(32)
Ending balance	$133	$109	$133	$109

Inventories

	As of
(in millions)	September 30, 2025	December 31, 2024
Finished goods	$1,827	$1,798
Work-in-process	245	193
Raw materials	849	819
	$2,921	$2,810
Other current assets

	As of
(in millions)	September 30, 2025	December 31, 2024
Restricted cash and restricted cash equivalents	$98	$111
Derivative assets	97	305
Other	505	414
	$701	$831

Property, plant and equipment, net

	As of
(in millions)	September 30, 2025	December 31, 2024
Land	$147	$144
Buildings and improvements	2,536	2,019
Equipment, furniture and fixtures	4,036	3,630
Capital in progress	936	1,035
	7,656	6,827
Less: accumulated depreciation	3,861	3,533
	$3,795	$3,294

Depreciation expense was $117 million and $334 million for the third quarter and first nine months of 2025, respectively, and $102 million and $290 million for the third quarter and first nine months of 2024, respectively.

Other long-term assets

	As of
(in millions)	September 30, 2025	December 31, 2024
Restricted cash equivalents	$103	$80
Operating lease right-of-use assets	495	449
Investments	643	555
Indemnification asset	212	188
Other	380	481
	$1,832	$1,754

Accrued expenses

	As of
(in millions)	September 30, 2025	December 31, 2024
Legal reserves	$152	$177
Payroll and related liabilities	1,305	1,288
Rebates	606	494
Contingent consideration	78	63
Other	840	751
	$2,981	$2,773
Other current liabilities

	As of
(in millions)	September 30, 2025	December 31, 2024
Deferred revenue	$309	$306
Taxes payable	174	268
Other	379	313
	$862	$887

Other long-term liabilities

	As of
(in millions)	September 30, 2025	December 31, 2024
Legal reserves	$154	$149
Accrued income taxes	403	357
Contingent consideration	301	108
Operating lease liabilities	445	401
Deferred revenue	359	329
Other	728	527
	$2,390	$1,870

NOTE G – INCOME TAXES

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reported tax rate	19.5%	30.0%	17.2%	24.4%
Impact of certain receipts/charges(1)	(1.4)%	(12.3)%	0.9%	(6.0)%
Rate from continuing operations	18.1%	17.7%	18.1%	18.3%
(1) These receipts/charges are taxed at different rates than our rate from continuing operations.
Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the third quarter and first nine months of 2025, the principal reason for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges and certain discrete tax benefits primarily related to stock-based compensation.

In the third quarter of 2024, the principal reason for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges. In the first nine months of 2024, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relate to certain acquisition-related net charges, impairment charges and certain discrete tax benefits primarily related to stock-based compensation.

As of September 30, 2025, we had $529 million of gross unrecognized tax benefits, of which a net $444 million, if recognized, would affect our effective tax rate. As of December 31, 2024, we had $506 million of gross unrecognized tax benefits, of which a net $423 million, if recognized, would affect our effective tax rate. The change in gross unrecognized tax benefit is primarily related to current year accruals for reserves.

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

Our accrual for legal matters that are probable and estimable was $306 million as of September 30, 2025 and $326 million as of December 31, 2024 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims and matters assumed from acquired companies. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. We did not record any litigation-related net charges (credits) during the third quarter and first nine months of 2025 or 2024. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses within our accompanying unaudited consolidated statements of operations.

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

NOTE I – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Weighted average shares outstanding — basic	1,481.7	1,472.7	1,479.6	1,470.6
Net effect of common stock equivalents	13.8	14.8	14.4	13.9
Weighted average shares outstanding - diluted	1,495.5	1,487.4	1,494.0	1,484.5

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Stock options outstanding(1)	1.3	—	1.3	—
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

We issued approximately two million shares of our common stock in the third quarter of 2025, approximately eight million shares in the first nine months of 2025, approximately two million shares in the third quarter of 2024 and approximately eight million shares in the first nine months of 2024. Shares were issued following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first nine months of 2025 or 2024. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of September 30, 2025, we had the full amount remaining available under the authorization.

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

	Three Months Ended September 30, 2025
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$1,714		$3,327		$5,041
Impact of foreign currency fluctuations					23
Total net sales					5,065
Segment expenses:
Cost of products sold	483	28.2%	930	27.9%	1,413
Selling, general and administrative expenses	531	31.0%	920	27.6%	1,451
Research and development expenses	128	7.5%	337	10.1%	465
Other segment items(1)	5	0.3%	6	0.2%	11
Segment operating income(2)	566	33.0%	1,135	34.1%	1,701
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(282)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(146)
Amortization expense					(225)
Operating income (loss)					1,048
Other income (expense), net					(110)
Income (loss) before income taxes					$939

	Nine Months Ended September 30, 2025
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$5,027		$9,801		$14,827
Impact of foreign currency fluctuations					(39)
Total net sales					14,788
Segment expenses:
Cost of products sold	1,388	27.6%	2,901	29.6%	4,289
Selling, general and administrative expenses	1,557	31.0%	2,695	27.5%	4,252
Research and development expenses	369	7.3%	934	9.5%	1,303
Other segment items(1)	18	0.4%	18	0.2%	37
Segment operating income(2)	1,693	33.7%	3,253	33.2%	4,947
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(779)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(711)
Amortization expense					(669)
Operating income (loss)					2,788
Other income (expense), net					(103)
Income (loss) before income taxes					$2,685

	Three Months Ended September 30, 2024
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$1,484		$2,740		$4,224
Impact of foreign currency fluctuations					(14)
Total net sales					4,209
Segment expenses:
Cost of products sold	412	27.8%	838	30.6%	1,250
Selling, general and administrative expenses	440	29.7%	791	28.9%	1,231
Research and development expenses	113	7.6%	244	8.9%	357
Other segment items(1)	(0)	0.0%	5	0.2%	4
Segment operating income(2)	518	34.9%	862	31.5%	1,380
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(234)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(209)
Amortization expense					(205)
Operating income (loss)					733
Other income (expense), net					(65)
Income (loss) before income taxes					$669

	Nine Months Ended September 30, 2024
	MedSurg	% of net sales	Cardiovascular	% of net sales	Total
Net sales of reportable segments	$4,396		$7,863		$12,259
Impact of foreign currency fluctuations					(73)
Total net sales					12,186
Segment expenses:
Cost of products sold	1,193	27.1%	2,500	31.8%	3,694
Selling, general and administrative expenses	1,334	30.3%	2,327	29.6%	3,661
Research and development expenses	335	7.6%	703	8.9%	1,038
Other segment items(1)	9	0.2%	14	0.2%	23
Segment operating income(2)	1,525	34.7%	2,318	29.5%	3,843
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(565)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(719)
Amortization expense					(631)
Operating income (loss)					1,928
Other income (expense), net					(231)
Income (loss) before income taxes					$1,697
(1) Includes royalty expense.
(2) Calculated as Net sales of reportable segments less Segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation expense (in millions)	2025	2024	2025	2024
MedSurg	$29	$27	$84	$79
Cardiovascular	89	75	250	211
Consolidated depreciation expense	$117	$102	$334	$290

	As of
Total assets (in millions)	September 30, 2025	December 31, 2024
MedSurg	$3,392	$3,093
Cardiovascular	7,799	7,084
Total assets of reportable segments	11,191	10,177
Goodwill	18,214	17,089
Other intangible assets, net	7,162	6,684
All other corporate assets	6,140	5,446
	$42,707	$39,395

	As of
Long-lived assets (in millions)	September 30, 2025	December 31, 2024
U.S.	$1,812	$1,461
Ireland	707	631
Costa Rica	593	530
Other countries	683	672
Property, plant and equipment, net	3,795	3,294
Goodwill	18,214	17,089
Other intangible assets, net	7,162	6,684
Operating lease right-of-use assets in Other long-term assets	495	449
	$29,665	$27,516

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

	Three Months Ended September 30,
	2025			2024
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$462	$285	$747	$417	$261	$678
Urology	511	171	682	379	153	532
Neuromodulation	230	63	293	211	57	268
MedSurg	1,202	519	1,722	1,007	472	1,479
Interventional Cardiology Therapies	256	429	686	212	449	661
Watchman	470	43	512	342	38	380
Cardiac Rhythm Management	354	224	578	349	213	561
Electrophysiology	607	258	865	366	160	527
Cardiology	1,687	954	2,641	1,269	859	2,129
Peripheral Interventions	405	297	702	316	285	602
Cardiovascular	2,092	1,251	3,343	1,586	1,145	2,731
Total Net Sales	$3,294	$1,770	$5,065	$2,593	$1,616	$4,209

	Nine Months Ended September 30,
	2025			2024
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$1,338	$818	$2,157	$1,227	$769	$1,996
Urology	1,478	514	1,992	1,098	473	1,570
Neuromodulation	661	205	866	616	191	807
MedSurg	3,478	1,537	5,015	2,941	1,433	4,373
Interventional Cardiology Therapies	740	1,373	2,114	608	1,370	1,977
Watchman	1,306	117	1,423	996	107	1,103
Cardiac Rhythm Management	1,066	679	1,746	1,054	658	1,713
Electrophysiology	1,706	729	2,435	795	460	1,255
Cardiology	4,818	2,899	7,717	3,452	2,595	6,048
Peripheral Interventions	1,183	873	2,056	924	841	1,765
Cardiovascular	6,002	3,772	9,773	4,377	3,436	7,813
Total Net Sales	$9,479	$5,309	$14,788	$7,317	$4,869	$12,186

Refer to Note J – Segment Reporting for information on our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Regions	2025	2024	2025	2024
U.S.	$3,294	$2,593	$9,479	$7,317
Europe, Middle East and Africa	793	773	2,518	2,398
Asia-Pacific	802	684	2,292	2,002
Latin America and Canada	175	159	499	469
Total Net Sales	$5,065	$4,209	$14,788	$12,186

Emerging Markets(1)	$765	$684	$2,214	$2,012
(1) Our Emerging Markets countries include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $668 million as of September 30, 2025 and $635 million as of December 31, 2024. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $65 million in the third quarter and $201 million in the first nine months of 2025 that was included in the above contract liability balance as of December 31, 2024. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2025	$(560)	$(145)	$(17)	$(722)
Other comprehensive income (loss) before reclassifications	(23)	69	(0)	46
(Income) loss amounts reclassified from accumulated other comprehensive income	(7)	(7)	(0)	(14)
Total other comprehensive income (loss)	(30)	62	(0)	32
Balance as of September 30, 2025	$(589)	$(83)	$(17)	$(689)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2024	$13	$159	$(8)	$164
Other comprehensive income (loss) before reclassifications	(188)	(66)	—	(255)
(Income) loss amounts reclassified from accumulated other comprehensive income	(3)	(34)	(0)	(37)
Total other comprehensive income (loss)	(191)	(100)	(0)	(292)
Balance as of September 30, 2024	$(179)	$59	$(8)	$(128)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2024	$136	$155	$(16)	$275
Other comprehensive income (loss) before reclassifications	(709)	(183)	(0)	(892)
(Income) loss amounts reclassified from accumulated other comprehensive income	(17)	(54)	(0)	(72)
Total other comprehensive income (loss)	(726)	(238)	(1)	(964)
Balance as of September 30, 2025	$(589)	$(83)	$(17)	$(689)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2023	$(96)	$154	$(8)	$49
Other comprehensive income (loss) before reclassifications	(73)	17	0	(56)
(Income) loss amounts reclassified from accumulated other comprehensive income	(10)	(112)	(0)	(122)
Total other comprehensive income (loss)	(83)	(95)	0	(178)
Balance as of September 30, 2024	$(179)	$59	$(8)	$(128)

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

Standards to be Implemented

In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which aims to enhance the transparency and decision usefulness of income tax disclosures. Update No. 2023-09 modifies the rules on income tax disclosures to require entities to annually disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). Update No. 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. Update No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and we will adopt this ASU in the fourth quarter of 2025. Prospective or retrospective application is permitted. We expect to adopt Update No. 2023-09 prospectively. As this accounting standard update impacts disclosures only, we do not expect the adoption to have a material impact on our consolidated financial statements.

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

In September 2025, the FASB issued ASC Update No. 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). Update No. 2025-06 modernizes the accounting for software costs by removing all references to a sequential software development method, requiring entities to begin capitalizing software costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Update No. 2025-06 allows for early adoption and permits either a prospective, modified prospective, or retrospective adoption approach. We are currently assessing the impact of Update No. 2025-06 to our consolidated financial statements.

In September 2025, the FASB issued ASC Update No. 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (606): Derivatives scope refinements and scope clarification for share-based noncash consideration from a customer in a revenue contract. Update No. 2025-07 clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, Update No. 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one of the parties to the contract. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Update No. 2025-07 allows for early adoption and the amendments can be applied either prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. We are currently assessing the impact of Update No. 2025-07 to our consolidated financial statements.

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

Financial Summary

Three Months Ended September 30, 2025

Our net sales for the third quarter of 2025 were $5.065 billion, compared to $4.209 billion for the third quarter of 2024. This increase of $855 million, or 20.3 percent, included operational1 net sales growth of 19.4 percent and the positive impact of 90 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 15.3 percent and the positive impact of 420 basis points from certain acquisitions during the period for which there are less than a full period of comparable net sales. Those acquisitions included Silk Road Medical, Inc. (Silk Road Medical) and Axonics, Inc. (Axonics), during the third and fourth quarters of 2024, respectively, and Intera Oncology®, Inc. (Intera) during the second quarter of 2025. The increase in our net sales was primarily driven by strong commercial execution across our businesses, particularly in our Electrophysiology business unit, which was led by the continued growth of our Farapulse™ Pulsed Field Ablation System which launched in the U.S. in 2024 and in our Watchman business unit, which was led by the adoption of concomitant procedures in the U.S. Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders for the third quarter of 2025 was $755 million, or $0.51 per diluted share. Our reported results for the third quarter of 2025 included certain charges and/or credits totaling $369 million (after-tax), or $0.25 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 was $1.124 billion, or $0.75 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended September 30, 2025
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$939	$183	$755	$(0)	$755	$0.51
Non-GAAP adjustments:
Amortization expense	225	31	194	2	191	0.13
Goodwill and other intangible asset impairment charges	0	0	0	—	0	0.00
Acquisition/divestiture-related net charges (credits)	99	4	95	—	95	0.06
Restructuring and restructuring-related net charges (credits)	36	6	30	—	30	0.02
Investment portfolio net losses (gains) and impairments	(6)	(1)	(5)	—	(5)	(0.00)
European Union (EU) Medical device regulation (MDR) implementation costs	11	2	9	—	9	0.01
Deferred tax expenses (benefits)	—	(47)	47	—	47	0.03
Discrete tax items	—	(1)	1	—	1	0.00
Adjusted	$1,303	$177	$1,126	$2	$1,124	$0.75

	Three Months Ended September 30, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$669	$200	$468	$(0)	$469	$0.32
Non-GAAP adjustments:
Amortization expense	205	28	177	2	175	0.12
Acquisition/divestiture-related net charges (credits)	144	(56)	200	—	200	0.13
Restructuring and restructuring-related net charges (credits)	52	7	45	—	45	0.03
Investment portfolio net losses (gains) and impairments	(1)	0	(1)	—	(1)	(0.00)
EU MDR implementation costs	13	2	12	—	12	0.01
Deferred tax expenses (benefits)	—	(38)	38	—	38	0.03
Adjusted	$1,082	$143	$939	$2	$937	$0.63

Nine Months Ended September 30, 2025

Our net sales for the first nine months of 2025 were $14.788 billion, compared to $12.186 billion for the first nine months of 2024. This increase of $2.602 billion, or 21.4 percent, included operational1 net sales growth of 21.0 percent and the positive impact of 30 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 16.9 percent and the positive impact of 410 basis points from certain acquisitions during the period for which there are less than a full period of comparable net sales. Those acquisitions included the endoluminal vacuum therapy portfolio of B. Braun Medical Inc. (Braun), Silk Road Medical and Axonics during the first, third and fourth quarters of 2024, respectively, and Intera during the second quarter of 2025. The increase in our net sales was primarily driven by strong commercial execution across our businesses, particularly in our Electrophysiology business unit, which was led by the continued growth of our Farapulse™ Pulsed Field Ablation System which launched in the U.S. in early 2024 and in our Watchman business unit, which was led by the adoption of concomitant procedures in the U.S. Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders for the first nine months of 2025 was $2.226 billion, or $1.49 per diluted share. Our reported results for the first nine months of 2025 included certain charges and/or credits totaling $1.146 billion (after-tax), or $0.77 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 for the first nine months of 2025 was $3.372 billion, or $2.26 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Nine Months Ended September 30, 2025
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$2,685	$463	$2,222	$(4)	$2,226	$1.49
Non-GAAP adjustments:
Amortization expense	669	93	576	7	570	0.38
Goodwill and other intangible asset impairment charges	46	8	37	—	37	0.02
Acquisition/divestiture-related net charges (credits)	156	(1)	157	—	157	0.10
Restructuring and restructuring-related net charges (credits)	247	32	215	—	215	0.14
Investment portfolio net losses (gains) and impairments	(0)	0	(0)	—	(0)	(0.00)
EU MDR implementation costs	34	5	29	—	29	0.02
Deferred tax expenses (benefits)	—	(139)	139	—	139	0.09
Discrete tax items	—	(1)	1	—	1	0.00
Adjusted	$3,836	$461	$3,375	$3	$3,372	$2.26

	Nine Months Ended September 30, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$1,697	$413	$1,284	$(4)	$1,288	$0.87
Non-GAAP adjustments:
Amortization expense	631	86	545	7	539	0.36
Goodwill and other intangible asset impairment charges	276	33	243	—	243	0.16
Acquisition/divestiture-related net charges (credits)	256	(59)	315	—	315	0.21
Restructuring and restructuring-related net charges (credits)	149	20	129	—	129	0.09
Investment portfolio net losses (gains) and impairments	17	(0)	17	—	17	0.01
EU MDR implementation costs	39	5	34	—	34	0.02
Deferred tax expenses (benefits)	—	(120)	120	—	120	0.08
Adjusted	$3,065	$380	$2,685	$2	$2,683	$1.81

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business. For additional information on our businesses and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended September 30,
(in millions)	2025	2024	Increase/(Decrease)
Endoscopy	$747	$678	10.1%
Urology	682	532	28.1%
Neuromodulation	293	268	9.1%
MedSurg	1,722	1,479	16.4%
Cardiology	2,641	2,129	24.0%
Peripheral Interventions	702	602	16.7%
Cardiovascular	3,343	2,731	22.4%
Net Sales	$5,065	$4,209	20.3%

	Nine Months Ended September 30,
(in millions)	2025	2024	Increase/(Decrease)
Endoscopy	$2,157	$1,996	8.0%
Urology	1,992	1,570	26.9%
Neuromodulation	866	807	7.4%
MedSurg	5,015	4,373	14.7%
Cardiology	7,717	6,048	27.6%
Peripheral Interventions	2,056	1,765	16.5%
Cardiovascular	9,773	7,813	25.1%
Net Sales	$14,788	$12,186	21.4%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) conditions with innovative, less-invasive technologies. Net sales of Endoscopy products of $747 million during the third quarter and $2.157 billion during the first nine months of 2025 represented 15 percent of our consolidated net sales in both periods. Endoscopy net sales increased $69 million, or 10.1 percent, during the third quarter and $160 million, or 8.0 percent, during the first nine months of 2025, compared to the prior year periods. During the third quarter of 2025, this increase included operational net sales growth of 9.0 percent and the positive impact of 110 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2025, this increase included operational net sales growth of 7.6 percent and the positive impact of 40 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth during the third quarter of 2025 included organic net sales growth of 9.0 percent. Operational net sales growth during the first nine months of 2025 included organic net sales growth of 7.5 percent and the positive impact of 10 basis points from our acquisition of the endoluminal vacuum therapy portfolio of Braun during the first quarter of 2024. Organic net sales growth in both periods was primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System, and our core GI and endoluminal surgery franchises.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Net sales of Urology products of $682 million during the third quarter and $1.992 billion during the first nine months of 2025 represented 13 percent of our consolidated net sales in both periods. Urology net sales increased $150 million, or 28.1 percent, during the third quarter and $422 million, or 26.9 percent, during the first nine months of 2025, compared to the prior year periods. During the third quarter of 2025, this increase included operational net sales growth of 27.5 percent and the positive impact of 60 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2025, this increase included operational net sales growth of 26.7 percent and a positive impact of 20 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 5.4 percent during the third quarter and first nine months of 2025, and the positive impact of 2,210 and 2,130 basis points, respectively, from our acquisition of Axonics during the fourth quarter of 2024. Organic net sales growth in both periods was primarily driven by our stone management franchise.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $293 million during the third quarter and $866 million during the first nine months of 2025 represented 6 percent of our consolidated net sales in both periods. Neuromodulation net sales increased $24 million, or 9.1 percent, during the third quarter and $60 million, or 7.4 percent, during the first nine months of 2025, compared to the prior year periods. During the third quarter of 2025, this increase included operational net sales growth of 8.6 percent and the positive impact of 50 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2025, this increase included operational net sales growth of 7.3 percent and a positive impact of 10 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth in both periods was primarily driven by our Intracept™ Intraosseous Nerve Ablation System, and our spinal cord stimulation and deep brain stimulation franchises.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $2.641 billion during the third quarter and $7.717 billion for the first nine months of 2025 represented 52 percent of our consolidated net sales in both periods. Cardiology net sales increased $512 million, or 24.0 percent, during the third quarter and $1.669 billion, or 27.6 percent, during the first nine months of 2025, compared to the prior year periods. During the third quarter of 2025, this increase included operational net sales growth of 23.1 percent and the positive impact of 100 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2025, this increase included operational net sales growth of 27.2 percent and a positive impact of 40 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth in both periods was primarily driven by growth of our Electrophysiology business unit, led by our Farapulse™ Pulsed Field Ablation (PFA) System, continued market penetration of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN™ LAAC Devices, as well as our coronary therapies franchise led by our AGENT™ Drug-Coated Balloon. As previously disclosed, in the second quarter of 2025, we announced the discontinuation of worldwide sales of the ACURATE Neo2™ and ACURATE Prime™ Aortic Valve Systems and that we would no longer pursue U.S. FDA approval for ACURATE or approval in other geographies. We will instead focus our resources and efforts on the remainder of the portfolio.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $702 million during the third quarter and $2.056 billion during the first nine months of 2025 represented 14 percent of our consolidated net sales in both periods. Peripheral Interventions net sales increased $101 million, or 16.7 percent, during the third quarter and $291 million, or 16.5 percent, during the first nine months of 2025, compared to the prior year periods. During the third quarter of 2025, this increase included operational net sales growth of 15.8 percent and the positive impact of 90 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2025, this increase included operational net sales growth of 16.3 percent and a positive impact of 20 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 6.3 percent during the third quarter of 2025 and 6.9 percent during the first nine months of 2025, and the positive impact of 950 and 940 basis points, respectively, from our acquisition of Silk Road Medical during the third quarter of 2024 and Intera during the second quarter of 2025. Organic net sales growth in both periods was primarily driven by our interventional oncology franchise led by our EMBOLD™ Fibered Coil, as well as our venous portfolio within our vascular franchise led by our Varithena™ Polidocanol Injectable Foam and EKOS™ Ultrasound Assisted Thrombolysis systems.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. Our Emerging Markets countries include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada.

Our Emerging Markets' net sales represented 15 percent of our consolidated net sales during the third quarter and first nine months of 2025, respectively, and 16 percent and 17 percent during the third quarter and first nine months of 2024, respectively. During the third quarter of 2025, our Emerging Markets net sales grew 11.8 percent on a reported basis, which included operational net sales growth of 11.5 percent and a positive impact of 20 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2025, our Emerging Markets net sales grew 10.0 percent on a reported basis, which included operational net sales growth of 11.2 percent and a negative impact of 110 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth in both periods was primarily driven by growth in China, fueled by the breadth of our portfolio and focus on innovation and strong commercial execution.

Economic Environment

As a global developer, manufacturer and marketer of medical devices, our business is subject to local and international macroeconomic trends as well as geopolitical factors. While global supply chain conditions have continued to improve, we have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, trade and tariff policies, foreign currency fluctuations and changes in tax laws, as well as actions by governments in response thereto, could create additional economic challenges which could negatively impact our business operations and results. We continue to anticipate incurring incremental costs under the current schedule of tariffs on U.S. imports announced by the U.S. government, as well as the subsequent increase in tariffs introduced by China on U.S. manufactured products. While some of the announced tariffs have been adjusted and the U.S. and other governments continue negotiations on such measures, these and any further tariff increases on our products by the U.S., China or any other country or region, as well as sanctions or other measures that restrict international trade, could have a material adverse impact on our business operations and results. We continue to monitor the evolving situation while exploring opportunities to mitigate the impacts of such tariffs. There can be no guarantee that we will be able to offset the impact of tariffs, the ultimate impact of which will depend on various factors, including the timing, scope, duration and nature of any tariffs, any other trade restrictions or opportunities to mitigate such impacts. In addition, geopolitical developments and uncertainties, including related to various ongoing global conflicts and tensions, may create economic, supply chain, transportation, energy, and other challenges, including disruptions to business operations, which could negatively impact our business and results of operations.

Gross Profit

Our Gross profit was $3.542 billion and $10.175 billion for the third quarter and first nine months of 2025, respectively, and $2.897 billion and $8.395 billion for the third quarter and first nine months of 2024, respectively. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Nine Months
Gross profit margin - period ended September 30, 2024	68.8%	68.9%
Sales pricing, volume and mix	1.8	1.8
All other, including inventory charges and other period expenses	(0.7)	(1.9)
Gross profit margin - period ended September 30, 2025	69.9%	68.8%

In the third quarter of 2025, the primary factors that impacted gross profit margin were increased sales of higher margin products, partially offset by increased levels of tariffs and other period expenses. In the first nine months of 2025, the primary factors that impacted gross profit margin were inventory charges of approximately $90 million resulting from the global discontinuation of the ACURATE platform, increased levels of tariffs and other period expenses, partially offset by increased sales of higher margin products.

Operating Expenses

The following table provides a summary of our key operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,741	34.4%	$1,562	37.1%	$5,053	34.2%	$4,372	35.9%
Research and development expenses	514	10.1%	407	9.7%	1,483	10.0%	1,156	9.5%

Selling, General and Administrative (SG&A) Expenses

During the third quarter of 2025, SG&A expenses increased $179 million, or 11 percent, compared to the prior year period and were 270 basis points lower as a percentage of net sales. During the first nine months of 2025, SG&A expenses increased $681 million, or 16 percent compared to the prior year period and were 170 basis points lower as a percentage of net sales. The increase in SG&A expenses in the third quarter and first nine months of 2025 was driven by selling expenses associated with higher net sales and product launches, including the Farapulse™ Pulsed Field Ablation System in our Electrophysiology business unit.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the third quarter of 2025, R&D expenses increased $107 million, or 26 percent, compared to the prior year period and were 40 basis points higher as a percentage of net sales. During the first nine months of 2025, R&D expenses increased $327 million, or 28 percent, compared to the prior year period and were 50 basis points higher as a percentage of net sales. The increase in R&D expenses in both periods was driven by investments across our businesses, including those required to support the development and clinical evidence necessary to bring newly acquired technologies to market and maintain a pipeline of products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

During the third quarter of 2025, Amortization expense increased $20 million, or 10 percent, compared to the prior year period. In the first nine months of 2025, Amortization expense increased $38 million, or 6 percent, compared to the prior year period.

Intangible Asset Impairment Charges

In 2025, we recorded Intangible asset impairment charges of less than $1 million in the third quarter and $46 million in the first nine months. In 2024, we did not record any Intangible asset impairment charges in the third quarter and recorded Intangible asset impairment charges of $276 million in the first nine months. The impairment charges recorded in 2024 were associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Electrophysiology and Peripheral Interventions business units, respectively. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ Pulsed Field Ablation System and the resulting lower revenue projections and cannibalization of our cryoablation business in major markets like the U.S. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024.

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

Contingent Consideration Net Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net charges (benefit)	$11	$(23)	$11	$(4)
Payments for prior acquisitions following the achievement of associated milestones	—	99	62	232

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

In addition, on May 28, 2025, we announced the discontinuation of worldwide sales of the ACURATE neo2™ and ACURATE Prime™ Aortic Valve Systems and that we would no longer pursue U.S. FDA approval for ACURATE or approval in other geographies. The decision resulted in total pre-tax restructuring and restructuring-related net charges of approximately $90 million in the first nine months of 2025. We expect the remaining activity to be substantially complete by the end of 2025.

Pursuant to the 2023 Restructuring Plan and the ACURATE discontinuation, we recorded the following restructuring and restructuring-related charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Restructuring net charges (credits)(1)	$(8)	$8	$85	$12
Restructuring-related net charges (credits)(2)	45	44	161	136
(1)These charges are recorded in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations.
(2)These charges are primarily recorded within Cost of products sold, SG&A Expenses and R&D Expenses.

The following table presents our restructuring reserve balance:

	As of
(in millions)	September 30, 2025	December 31, 2024
Restructuring reserve balance	$69	$26

Litigation-related Net Charges (Credits)

We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. We did not record any litigation-related net charges (credits) during the third quarter and first nine months of 2025 or 2024. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Interest Expense

The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense (in millions)	$(87)	$(79)	$(259)	$(225)
Average borrowing rate	2.9%	2.8%	2.9%	2.8%

Interest expense increased during the third quarter and first nine months of 2025 compared to the prior year period primarily due to a higher average borrowing rate and higher average outstanding debt balances. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our debt obligations.

Tax Rate

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reported tax rate	19.5%	30.0%	17.2%	24.4%
Impact of certain receipts/charges(1)	(1.4)%	(12.3)%	0.9%	(6.0)%
Rate from continuing operations	18.1%	17.7%	18.1%	18.3%
(1)These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the third quarter and first nine months of 2025, the principal reason for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges and certain discrete tax benefits primarily related to stock-based compensation.

In the third quarter of 2024, the principal reason for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges. In the first nine months of 2024, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relate to certain acquisition-related net charges, impairment charges and certain discrete tax benefits primarily related to stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. It includes significant changes to corporate income taxes including extending and modifying many provisions of the Tax Cuts and Jobs Act. Provisions of the OBBBA impacting the Company include the immediate expensing of U.S. performed research and development expenditures as well as modifications to the taxation of our international operations. Certain provisions will take effect beginning in 2026, while others apply retroactively to January 1, 2025. Based on our current analysis of OBBBA, we expect an immaterial impact to our overall effective tax rate, financial condition, results of operations, and cash flow in 2025.

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

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the third quarter and first nine months of 2025, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of September 30, 2025, we had $1.275 billion of unrestricted Cash and cash equivalents on hand, including approximately $61 million held by Acotec Scientific Holdings Limited, a less than wholly owned entity of which we acquired a majority stake investment during the first quarter of 2023. The balance is comprised of $382 million invested in money market funds and time deposits and $893 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into our $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. The 2021 Revolving Credit Facility has a maturity date of May 10, 2029. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under our commercial paper program as of September 30, 2025. There were no amounts outstanding under the 2021 Revolving Credit Facility as of September 30, 2025, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash provided by (used for) operating activities	$3,170	$1,979
Cash provided by (used for) investing activities	(2,128)	(1,983)
Cash provided by (used for) financing activities	(211)	1,600

Operating Activities

During the first nine months of 2025, cash provided by (used for) operating activities increased $1.191 billion compared to the prior year period primarily due to comparatively higher sales and corresponding operating income and slower inventory buildup.

Investing Activities

During the first nine months of 2025, cash provided by (used for) investing activities included net cash payments of $1.504 billion for acquisitions of businesses, primarily related to Bolt Medical, Inc., SoniVie Ltd., Cortex, Inc., Intera, and Anrei Medical (HZ) Co., Ltd, and purchases of property, plant and equipment and internal use software of $525 million. During the first nine months of 2024, cash used for investing activities included net cash payments of $1.222 billion for acquisitions of businesses, primarily related to Silk Road Medical, purchases of property, plant and equipment and internal use software of $513 million as well as payments for investments and acquisitions of certain technologies, net of investment proceeds of $264 million. For more information on our acquisitions, refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

During the first nine months of 2025, cash provided by (used for) financing activities included the registered public offering of €1.500 billion in aggregate principal amount of euro-denominated senior notes (the 2025 Eurobonds). The 2025 Eurobonds offering resulted in cash proceeds of $1.558 billion, net of investor discounts and issuance costs. We used the net proceeds from the 2025 Eurobonds offering to fund the repayment at maturity of AMS Europe’s €1.000 billion 0.750% Senior Notes due March 2025 and to pay accrued and unpaid interest with respect to such notes. Additionally, we used the remaining net proceeds for general corporate purposes, including, among other things, short term investments, reduction of short term debt, funding of working capital and acquisitions. During the second quarter of 2025, we also repaid at maturity our $500 million 1.900% Senior Notes due June 2025 and accrued and unpaid interest with respect to such notes. During the first nine months of 2025, cash provided by (used for) financing activities also included proceeds from the issuances of common stock pursuant to employee stock compensation and purchase plans of $262 million, partially offset by repayments of commercial paper of $196 million. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash provided by (used for) financing activities in the first nine months of 2024 included a registered public offering of €2.000 billion in aggregate principal amount of euro-denominated senior notes (the 2024 Eurobonds). The 2024 Eurobonds offering resulted in cash proceeds of $2.145 billion, net of investor discounts and issuance costs. We primarily used the net proceeds from the 2024 Eurobonds offering to fund a portion of the purchase price of our acquisition of Axonics and to pay related fees and expenses, and for general corporate purposes. We also used the net proceeds to fund the repayment at maturity of $504 million of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes.

Financial Covenant

As of September 30, 2025, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement as of September 30, 2025	Actual as of September 30, 2025
Maximum permitted leverage ratio(1)	4.75 times	2.02 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the 2021 Revolving Credit Facility credit agreement.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. On November 15, 2024, we announced the closing of our acquisition of Axonics, which we had previously designated as a Qualified Acquisition under the credit agreement, increasing the maximum permitted leverage ratio to 4.75 times as of September 30, 2025. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of

September 30, 2025, we had $77 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, provided that the sum of any excluded net cash litigation payments does not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of September 30, 2025, we had $1.406 billion of the litigation exclusion remaining.

Contractual Obligations and Commitments

On October 17, 2025, we announced our entry into a definitive agreement to acquire 100 percent of Nalu Medical, Inc. (Nalu Medical), a privately held medical technology company focused on developing and commercializing innovative and minimally invasive solutions for patients with chronic pain. We have been an investor in Nalu Medical since 2017 and currently hold an equity stake of approximately nine percent. The transaction price to acquire the remaining stake is expected to result in an upfront cash payment of approximately $533 million upon closing. The transaction is expected to close during the first half of 2026, subject to customary closing conditions. We plan to fund the acquisition with cash on hand. The Nalu Medical business will be integrated into our Neuromodulation division.

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of September 30, 2025.

Equity

We received $262 million during the first nine months of 2025 and $202 million during the first nine months of 2024 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock during the first nine months of 2025 or 2024. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of September 30, 2025, we had the full amount remaining available under the authorization.

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

To calculate adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share, we exclude certain charges (credits) from GAAP net income and GAAP net income attributable to Boston Scientific common stockholders, which include amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), investment portfolio net losses (gains) and impairments, restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), EU MDR implementation costs, debt extinguishment net charges, deferred tax expenses (benefits) and certain discrete tax items. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740-270-30, “General Methodology and Use of Estimated Annual Effective Tax Rate.” In addition to the explanation below, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission for an explanation of each of these adjustments and the reasons for excluding each item. The following is an explanation of each incremental or revised adjustment type, since our most recent Annual Report on Form 10-K, that management excluded as part of these non-GAAP financial measures as well as the reason for excluding each item:

•Restructuring and restructuring-related net charges (credits) - These adjustments primarily represent severance and other compensation-related charges, fixed asset write-offs, contract cancellations, project management fees, facility shut down costs, costs to transfer manufacturing lines between geographically dispersed facilities and other direct costs associated with our restructuring plans. These restructuring plans each consist of distinct initiatives that are fundamentally different from our ongoing, core cost reduction initiatives in terms of, among other things, the frequency with which each action is performed and the required planning, resourcing, cost and timing. Examples of such initiatives include the movement of business activities, facility consolidations and closures and the transfer of product lines between manufacturing facilities, which, due to the highly regulated nature of our industry, requires a significant investment in time and cost to create duplicate manufacturing lines, run product validations and seek regulatory approvals. Restructuring plans take place over a defined timeframe and have a distinct project timeline that requires, and begins subsequent to, approval by our Board of Directors. In contrast to our ongoing cost reduction initiatives, restructuring plans typically result in duplicative cost and exit costs over the defined timeframe and are not considered part of our core, ongoing operations. In addition, during the second and third quarter of 2025, we incurred restructuring and restructuring-related net charges (credits) associated with management's decision to discontinue worldwide sales of the ACURATE neo2TM and ACURATE PrimeTM Aortic Valve Systems. These restructuring plans and activities are incremental to the core activities that arise in the ordinary course of our business. Restructuring and restructuring-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

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

Our Business

•Risks associated with uncertain domestic or international economic conditions, including those related to inflationary pressures, interest rates, monetary and tax policy, changing trade and tariff policies, sustained disruption of government operations, supply chain disruptions and constraints, currency devaluations or economies entering into periods of recession,

•The impact of disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products,

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

•Our ability to achieve our projected level or mix of product sales, as some of our products are more profitable than others,

•Our ability to attract and retain talent, including key personnel associated with acquisitions, and to maintain our corporate culture in a hybrid work environment,

•Risks associated with changes made or expected to be made to our organizational and operational structure, pursuant to our restructuring plans as well as any further restructuring or optimization plans we may undertake in the future, including operational interruptions as we continue to implement our new global enterprise resource planning (ERP) system, or any divestitures of assets or businesses, and our ability to recognize benefits and cost reductions from such actions,

•The impact of enhanced requirements to obtain and maintain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval,

•The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies,

•The issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission, and

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $12.087 billion as of September 30, 2025 and $7.636 billion as of December 31, 2024. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $794 million as of September 30, 2025 compared to $322 million as of December 31, 2024. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $970 million as of September 30, 2025 compared to $394 million as of December 31, 2024. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of September 30, 2025 or December 31, 2024. As of September 30, 2025, $11.326 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 100.0 percent of our total debt, on an amortized cost basis. As of September 30, 2025, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. In August 2025, we transitioned to the new ERP system for a significant portion of our Europe, Middle East, and Africa commercial operations. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our business processes and internal control over financial reporting during the three months ended September 30, 2025. We have implemented or enhanced our internal control activities, where applicable, for any changes that occurred and will continue to monitor the impact on our processes, procedures, and internal control over financial reporting. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

On July 25, 2025, Ellen M. Zane, an independent member of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Zane’s plan covers the sale of 12,891 shares of our common stock. Transactions under Ms. Zane’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Ms. Zane’s plan will terminate on the earlier of October 23, 2026 or the date all shares subject to the plan have been sold.

On August 28, 2025, Arthur C. Butcher, our Executive Vice President and Group President, MedSurg and Asia Pacific, entered into a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Butcher’s plan covers the sale of up to 85,334 shares of our common stock including up to 19,721 shares to be acquired upon determination and/or vesting of performance share units and restricted share units and 57,593 shares of our common stock to be acquired upon exercise of stock options. Transactions under Mr. Butcher’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Butcher’s plan will terminate on the earlier of February 1, 2027, or the date all shares subject to the plan have been sold.

On August 28, 2025, Jeffrey B. Mirviss, our Senior Vice President and President, Peripheral Interventions, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Mirviss’ plan covers the sale of up to 86,510 shares of our common stock including up to 53,572 shares to be acquired upon determination and/or vesting of performance share units and restricted share units and 32,938 shares of our common stock to be acquired upon exercise of stock options. Transactions under Mr. Mirviss’ plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Mirviss’ plan will terminate on the earlier of February 27, 2026 or the date all shares subject to the plan have been sold.

On August 29, 2025, Michael F. Mahoney, our Chairman and Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Mahoney’s plan covers the sale of 478,914 shares of our common stock, including 287,264 shares to be acquired upon exercise of stock options. Transactions under Mr. Mahoney’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Mahoney’s plan will terminate on the earlier of April 17, 2026, or the date all shares subject to the plan have been sold.

ITEM 6. EXHIBITS (* documents filed or furnished with this report; # compensatory plans or arrangements)

22
Subsidiary Issuer of Guaranteed Securities (incorporated herein by reference to Exhibit 22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 1, 2025, File No. 1-11083).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2025.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jonathan Monson

	Name:	Jonathan Monson
	Title:	Executive Vice President and Chief Financial Officer