Form 10-K
period 2025-12-31
BOSTON SCIENTIFIC CORP
filed 2026-02-17
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $158.7 billion based on the last reported sale price of $107.41 of the registrant’s common stock on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. (For this computation, the registrant has excluded the market value of all shares of common stock of the registrant reported as beneficially owned by executive officers, and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.)
The number of shares outstanding of Common Stock, $0.01 par value per share, as of January 30, 2026 was 1,483,885,456.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2025 with the Securities and Exchange Commission in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this Annual Report) contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend,” “aim,” "goal," "target," "continue," "hope," "may" and similar words. These forward-looking statements include, among other things, statements regarding our financial and operating performance; acquisitions; clinical trials; business plans and product performance; new and anticipated product approvals and launches; intellectual property; regulations and accounting pronouncements; legal proceedings; tax matters and regulations; and macroeconomic and geopolitical conditions. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements.

The forward-looking statements in this Annual Report are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading “Risk Factors” and the specific risk factors discussed herein and in connection with forward-looking statements made throughout this Annual Report, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Annual Report. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: economic conditions, including the impact of foreign currency fluctuations; future U.S. and global political, competitive, reimbursement and regulatory conditions, including changing trade and tariff policies; geopolitical events and tensions; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by public health emergencies or extreme weather or other climate change-related events; labor shortages and increases in labor costs; variations in outcomes of ongoing and future clinical trials and market studies; new product introductions and the market acceptance of those products; market competition for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve sustainability goals; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Part I, Item 1A. Risk Factors contained in this Annual Report, which we may update in Part II, Item 1A. Risk Factors in Quarterly Reports on Form 10-Q that we have filed or will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required by law. This cautionary statement is applicable to all forward-looking statements contained in this Annual Report.

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

We have a firm commitment to corporate social responsibility and living our values as a global business and global corporate citizen. This includes taking actions to drive innovative care, contribute to the communities where we live and work, protect the environment, invest in our employees' health and well-being, and many other initiatives that we believe ultimately help us create value responsibly. Refer to Corporate Responsibility below for additional information regarding measures we are undertaking.

Product Offerings

Our portfolio of devices and therapies helps physicians diagnose and treat complex cardiovascular, respiratory, digestive, oncological, neurological and urological diseases and conditions. Our core businesses are organized into two reportable segments: MedSurg and Cardiovascular. In the fourth quarter of 2025, an organizational change combined our legacy Cardiology and Peripheral Interventions businesses into a single Cardiovascular business. The change had no impact on our reportable segments. The following describes our key product offerings and new product innovations by reportable segment and business unit.

MedSurg

Endoscopy

Our Endoscopy business unit develops and manufactures minimally invasive devices for diagnosing and treating gastrointestinal and pancreaticobiliary conditions and for supporting weight loss in patients with obesity. Our product offerings include hemostatic clips designed to stop and help prevent bleeding during endoscopic procedures (Resolution 360™ and MANTIS™ Clips), stent systems used for relieving biliary obstructions (WallFlex™ Biliary Stent Systems) and for endoscopic drainage of pancreatic pseudocysts (AXIOS™ Stents and Electrocautery Enhanced Delivery Systems), single-use scopes used for diagnostic and therapeutic procedures in the pancreaticobiliary system (SpyGlass™), and in endoscopic retrograde cholangiopancreatography (ERCP) procedures (EXALT™ Model D Single-Use Duodenoscopes), our portfolio of endoluminal surgery products (OverStitch™ Endoscopic Suturing System and Orbera™ Intragastric Balloon System) and our portfolio of infection prevention products.

Urology

Our Urology business unit develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and male incontinence, over active bladder and pelvic floor disorders. Our product offerings include a comprehensive line of stone management products, including ureteral stents, catheters, baskets, guidewires, sheaths and balloons, single-use digital flexible ureteroscopes (LithoVue™), laser systems used in urology procedures (Lumenis Pulse™ Holmium Laser Systems with MOSES™ Technology), and for the treatment of BPH (GreenLight XPS™ Laser System and Rezūm™ Systems), our portfolio of prosthetic urology products (including AMS 700™ Penile Implant with the TENACIO™ Pump to treat erectile dysfunction and our AMS 800™ Artificial Urinary Sphincter to treat male urinary incontinence), hydrogel systems which help reduce side effects that men may experience after receiving radiotherapy to treat prostate cancer (SpaceOAR™), and our portfolio of products to treat pelvic floor disorders, including our Axonics™ Sacral Neuromodulation System (Axonics™) and our Bulkamid™ Uretheral Bulking System.

Neuromodulation

Our Neuromodulation business unit develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our product offerings include our WaveWriter Alpha™ Spinal Cord Stimulator (SCS) System, designed to provide improved pain relief to a wide range of patients who suffer from chronic pain, our Intracept™ Intraosseous Nerve Ablation System, the only U.S. Food and Drug Administration (FDA)-cleared system to treat vertebrogenic pain, a form of chronic low back pain, our G4™ Generator and consumable portfolio in Radiofrequency Ablation (RFA) for pain management and our Vercise Genus™ Deep Brain Stimulation (DBS) System for the treatment of Parkinson's disease, tremor and intractable primary and secondary dystonia.

Cardiovascular

Interventional Cardiology and Vascular Therapies (ICVT)

Our Interventional Cardiology and Vascular Therapies business unit develops and manufactures technologies to diagnose and treat complex coronary, peripheral and venous diseases, including calcific and obstructive arterial disease, thromboembolic conditions and venous insufficiency. Our portfolio includes intravascular imaging and multi-modality guidance systems that enhance procedural visualization and decision-making (OptiCross™ IVUS Imaging Catheters and AVVIGO™+ Multi-Modality Guidance System), vessel preparation and plaque modification technologies for heavily calcified and resistant coronary lesions (ROTAPRO™ Rotational Atherectomy Systems and WOLVERINE™ Coronary Cutting Balloon), coronary drug-eluting and drug-coated therapies designed to treat coronary arterial disease and in-stent restenosis (SYNERGY™ Everolimus-Eluting Stent Systems and AGENT™ Drug-Coated Balloon) and peripheral vascular therapies for the treatment of peripheral artery disease (Eluvia™ Drug-Eluting Vascular Stent Systems and Ranger™ Drug-Coated Balloons). In addition, the portfolio comprises minimally invasive therapies to remove or dissolve blood clots in deep veins and pulmonary arteries (AngioJet™ Thrombectomy Systems and EKOS™ Ultrasound Assisted Thrombolysis) and injectable treatments that improve symptoms associated with superficial venous reflux and varicose veins (Varithena™ Polidocanol Injectable Foam).

In the second quarter of 2025, we completed our acquisition of the remaining shares of Bolt Medical, Inc. (Bolt Medical), the developer of an intravascular lithotripsy advanced laser-based platform for the treatment of coronary and peripheral artery disease. In addition, we completed the acquisition of the remaining shares of SoniVie Ltd. (SoniVie), a privately held medical device company that has developed the TIVUS™ Intravascular Ultrasound System. An investigational technology, the TIVUS System is designed to denervate nerves surrounding blood vessels to treat a variety of hypertensive disorders, including renal artery denervation for hypertension.

On January 15, 2026, we announced our entry into a definitive agreement to acquire 100 percent of Penumbra, Inc. (Penumbra), a publicly traded medical technology company primarily focused on innovative medical thrombectomy products for use in peripheral vascular procedures in the removal of blood clots and blockages. The Penumbra portfolio includes the Lightning Bolt™ and Lightning Flash™ Computer Assisted Vacuum Thrombectomy (CAVT™) Systems. The purchase price is valued at $374 per share, or approximately $14.500 billion. The transaction is expected to close during 2026, subject to customary closing conditions. We plan to fund the transaction consideration through a combination of cash on hand and newly issued debt in an aggregate amount equal to approximately $11.000 billion, and the remaining portion of the transaction consideration will be paid in shares of our common stock.

Watchman

Our WATCHMAN™ Left Atrial Appendage Closure (LAAC) Devices are designed to close the left atrial appendage in patients with non-valvular atrial fibrillation (AF) who are at risk for ischemic stroke and eligible for anticoagulation therapy. WATCHMAN™ is the first device to offer a non-pharmacologic alternative to oral anti-coagulants that has been studied in a randomized clinical trial and is the leading device in percutaneous LAAC globally.

In the second quarter of 2025, we received CE mark for the WATCHMAN FLX™ Pro Left Atrial Appendage Closure Device, which is optimized for healing and designed to improve visualization during device placement and treat a broader range of patient anatomies.

Electrophysiology

Our Electrophysiology business unit develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart, including a broad portfolio of therapeutic and diagnostic catheters and a variety of equipment used in the Electrophysiology lab. Our product offerings include our FARAPULSE™ Pulsed Field

Ablation (PFA) System for the treatment of AF, our OPAL HDx™ Mapping System, offering catheter-based, 3-D cardiac mapping and navigation solutions, our VersaCross Connect™ Access Solutions portfolio, Polarsheath™ and Faradrive™ Steerable Sheath providing safe and efficient access to the left side of the heart, and our portfolio of cyroablation and radiofrequency cardiac ablation systems for the treatment of AF.

We received FDA approval in the United States, and Pharmaceuticals and Medical Device Agency (PMDA) approval in Japan, in the second and third quarters of 2025, respectively, to expand instructions for use labeling to include the treatment of drug refractory, symptomatic persistent AF with the FARAPULSE™ PFA System.

Since the launch of the FARAPULSE™ PFA System in 2024, we have observed rapid conversion from legacy treatment modalities to PFA. It is now the predominant component of our Electrophysiology business unit and revenue.

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business unit develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include implantable cardioverter defibrillators (ICD) (RESONATE™) and implantable cardiac resynchronization therapy defibrillators (CRT-D) (HeartLogic™ Heart Failure (HF) Diagnostic and SmartCRT™ Technology), subcutaneous implantable cardiac defibrillators (S-ICD) (EMBLEM™ MRI S-ICD System), which provide physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart, pacemakers and implantable cardiac resynchronization therapy pacemakers (CRT-P) (ACCOLADE™), remote patient management systems (LATITUDE™) and cardiac monitoring systems (BodyGuardian™ Remote Cardiac Monitoring Systems provide a full range of mobile health solutions and remote monitoring services), and our LUX-Dx II+™ Insertable Cardiac Monitor System, a long-term diagnostic device implanted in patients to detect arrhythmias associated with conditions such as AF, cryptogenic stroke and syncope.

Interventional Oncology and Embolization

Our Interventional Oncology and Embolization business unit develops and manufactures products to treat various forms of cancer. Our portfolio includes technologies used to treat liver cancer, including radioactive glass microsphere therapy for primary liver cancer (TheraSphere™ Y-90) and hepatic arterial infusion systems for secondary liver and bile duct cancers, as well as cryoblation systems for the treatment of kidney, bone and lung cancers. The portfolio also comprises embolization devices used in arterial and venous procedures across the peripheral vasculature (EMBOLD™ Detachable Coil System).

Markets

Competition

We encounter significant competition across our business segments, product lines and markets, from global and local competitors. Our primary competitors include large manufacturers with multiple lines of business and competing products, as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment. We also encounter competition from the entry of low-cost manufacturers, which may lead to increased pricing pressure. In certain countries, and particularly in China, we face competition from domestic medical device companies that may benefit from their status as local suppliers. We also face competition from non-medical device companies, which may offer alternative therapies for disease states that could also be treated using our products, or from companies offering technologies that could augment or replace procedures using our products.

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

Our competitive success depends upon our ability to continue to offer products and solutions that provide differentiated clinical and economic outcomes, including developing or acquiring innovative, scientifically advanced technologies, attract and retain qualified personnel, protect the intellectual property of our products, obtain required regulatory and reimbursement approvals, maintain our quality systems and provide quality products, and successfully market our products and meet customer demand.

Research and Development

Our investment in research and development is critical to driving our future growth. Our investment in research and development supports internal research and development programs, regulatory design and clinical science, and other programs obtained through our strategic acquisitions and alliances, as well as engineering efforts that incorporate customer feedback into continuous improvement efforts for currently marketed and next-generation products.

We have directed our development efforts toward innovative technologies designed to expand current markets or enter adjacent markets. We continue to transform how we conduct research and development by identifying best practices, driving efficiencies and optimizing our cost structure, which we believe will enable increased development activity and faster concept-to-market timelines. We conduct our internal research and development activities at our facilities and centers of excellence located around the world. Focused, global cross-functional teams take a formal approach to new product design and development, helping us to manufacture and offer innovative products consistently and efficiently. Involving cross-functional teams early in the process is the cornerstone of our product development cycle. We believe this collaboration allows our teams to concentrate resources on the most viable and clinically relevant new products and technologies and to maximize cost and time savings as we bring them to market.

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

We remain committed to maintaining appropriate investments to ensure supply chain stability. We have an ongoing supplier resiliency program which identifies and mitigates risk and have taken measures to mitigate the impact of challenges within the global supply chain in recent years. We consistently monitor our inventory levels, manufacturing, sterilization and distribution capabilities and partnerships and maintain recovery plans to address potential disruptions or material shortages. Many components used in the manufacturing of our products are readily fabricated from commonly available raw materials or off-the-

shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications, and certain materials and components are purchased from single sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements.

Supply of certain raw materials and components used in the manufacturing of our products has been stable, but there continues to be risk for certain materials and vendors. While we continue to believe we will have access to the raw materials and components that we need, these supply chain dynamics could result in increased costs to us or an inability to fully meet customer demand for certain of our products.

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

We maintain insurance policies providing limited coverage against securities claims. We are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Note I – Commitments and Contingencies to our 2025 consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for a discussion of intellectual property, product liability and other litigation and proceedings in which we are involved.

Regulatory Environment

As a global company, we are governed by federal, state, local and international laws of general applicability relating to, among other things, employment, labor, privacy and data protection, governance and securities, anti-corruption, fraud and abuse (including anti-kickback and false claims laws), competition, trade and export controls. In general, the scope and complexity of regulations applicable to our business has increased over time. We anticipate that governmental authorities will continue to scrutinize our industry closely and that additional regulation may increase compliance and legal costs. Any adverse regulatory actions or exposure to litigation could have an adverse effect on our business, results of operations or financial condition.

Medical Device Regulations

The medical devices that we manufacture, market and commercialize are subject to regulation by numerous worldwide regulatory bodies, including the FDA in the United States, the European Medicines Agency (EMA) in Europe and other comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution. Medical devices are also generally subject to varying levels of regulatory control based on risk level of the device.

In the United States, we must receive authorization from the FDA to distribute our products, which is typically obtained through either a premarket notification (510(k)) to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device, or a premarket approval (PMA) application to demonstrate that the device is safe and effective for its intended use. The PMA approval process generally requires clinical data to support the safety and effectiveness of the device, and is generally more detailed, lengthier and more expensive than the 510(k) process. After a device has received marketing authorization for a specific intended use, certain changes including in the design, materials, method of manufacture or intended use, may require a new marketing authorization. The determination as to whether or not a modification or series of modifications require a new marketing authorization is initially left to the manufacturer to assess using available guidance; however, regulators may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until a new marketing authorization is obtained.

In the European Union (EU), a CE Mark is required to sell medical devices, which represents that products meet required standards of performance, safety, and quality. A CE Mark is affixed following a conformity assessment and either approval from an appointed independent notified body or through self-certification by the manufacturer. In 2017, the EU enacted the Medical Device Regulation (MDR or EU MDR), which became effective in May 2021, and changed multiple aspects of the regulatory framework for CE marking, including increased compliance requirements for the medical device industry. Medical devices that have a valid CE Certificate issued before May 2021 can continue to be sold during the applicable transition period or until the CE Certificate expires, whichever comes first, provided there are no significant changes to the design or intended use. In 2023, the European Commission extended the transitional period to 2027 for certain high risk class devices and 2028 for lower risk class medical devices. The MDR has required significant investment and will continue to require ongoing investment over the next couple of years to transition all products. The CE mark continues to be a prerequisite for successful registration in many other global geographies. In addition, other EU countries continue to impose significant local registration requirements despite the implementation of MDR.

We are also required to comply with the regulations of every other country where we commercialize products before we can launch or maintain new products on the market, including NMPA regulations in China, Ministry of Health, Labour and Welfare (MHLW) and PMDA regulations in Japan, and regulations in many countries in the Middle East and Southeast Asia that previously did not have, or had minimal, medical device regulations.

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

Complying with requirements imposed on our products and business is an ongoing process as we introduce additional products and/or product modifications and seek to comply with changing legal and regulatory requirements. The time required to obtain authorization to market and sell products varies by country. The ability to comply with global post-market requirements requires extensive and ongoing resources. An enforcement or adverse action by a regulator could limit our ability to obtain regulatory authorizations or impact our ability to develop, market, distribute, or otherwise make our products available, depending on the nature of the action.

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

Health Care Policies and Reimbursement

Political, economic, technological and regulatory influences around the world continue to subject the health care industry to potential fundamental changes that could substantially affect our results of operations. We maintain a global Government Affairs presence, headquartered in Washington, D.C., to actively monitor and advocate on myriad legislative matters and public policies that may potentially impact us and the patients we serve, both domestically and in international markets.

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

Environmental Regulation and Management

We are subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We are focused on continuous improvement in environmental metrics with a goal of reducing pollution, minimizing depletion of natural resources and reducing our overall environmental footprint. We have obtained ISO14001:2015, Environmental Management Standard certification for 18 of our key locations and ISO50001:2018, Energy Management Standard certification for 14 of our key locations. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions and waste.

Human Capital

At Boston Scientific, our work is guided by core values and behaviors that define our culture and empower our employees, including Caring, Diversity, Global Collaboration, High Performance, Meaningful Innovation and Winning Spirit. As of December 31, 2025, we had approximately 59,000 employees, of which approximately 60 percent were outside the U.S. We believe the collective talent of our employees and our shared corporate culture, values and behaviors give us a competitive advantage.

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

Equal pay for equal work is rooted in our values and foundational to fostering an inclusive environment. Pay equity is an important part of our long-standing global compensation planning practices. Sustaining pay equity requires constant measurement and attention, so we regularly conduct comprehensive audits, internal and external analyses and company-wide benchmarking of salaries to identify and mitigate disparities. We continue to educate, update policies and expand benefits to ensure our employee base represents the patients, health systems and communities we serve, and foster a culture of inclusion.

Employee Health, Safety and Well-Being

We take a global approach to prioritizing and monitoring employee health and safety and we strive to foster a safety-oriented culture in all of our offices and facilities. We maintain rigorous health and safety standard protocols across our businesses and regions that are designed to align with regulatory requirements and industry best practices. Our Employee Health & Safety Global and Regional Councils meet regularly to review our performance against health and safety goals for the global organization and to discuss trends and risks, as well as opportunities for improvement.

We recognize that employee well-being, safety, culture, engagement and recognition are all critical to a healthy work environment and productive workforce. We offer programs that acknowledge, respect and support an individual’s life and work choices. Our holistic programs are guided by overall workforce health, focusing on physical, financial and emotional well-being as well as a healthy work environment. We believe that investing in employee well-being leads to improved performance for the individual and the organization.

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

Corporate Responsibility

As a global health care company, we seek to meet patient needs while integrating responsible practices across our business. Our Corporate Responsibility efforts include sustainability, access to health care, employee well-being and community-focused initiatives aligned with our company values.

We work with employees, suppliers, and partners to support efforts related to health equity, educational opportunity, and environmental stewardship. Our Corporate Responsibility team coordinates with subject matter experts across the business to implement these practices and communicate progress.

We manage environmental impacts through enterprise-wide policies, processes and operational controls governing energy use, greenhouse gas emissions and waste management. Our approach includes cutting energy use, converting to renewable energy where feasible, and compensating through carbon offsets where appropriate.

Our community programs support employee engagement through volunteerism and giving, including an Employee Matching Gifts program. We collaborate with nonprofit organizations to support health education, workforce development and efforts to reduce health disparities. We also continue our Close the Gap initiative, which focuses on raising health care provider awareness about health disparities and addressing barriers to care for underserved communities. We also support Science, Technology, Engineering and Mathematics (STEM) education initiatives designed to engage underrepresented students through employee-led outreach.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (SEC). Additionally, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on our website or linked to our website is not incorporated by reference into this Annual Report.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K (this Annual Report) and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the end of Part I, Item 1. Business of this Annual Report. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, cash flows or results of operations.

Economic, Industry and Geopolitical Risks

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry or low-cost competitive offerings, which could have an adverse effect on our business, financial condition or results of operations.

The medical device markets in which we participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies. Some of our competitors may have greater financial and marketing resources than we do, including as a result of consolidation among companies in our industry. Our primary competitors include large manufacturers with multiple lines of business and competing products, as well as a wide range of medical device companies that sell a single or limited number of competitive products or which participate in only a specific market segment or segments. We also face competition from non-medical device companies, including pharmaceutical companies, biotech companies and providers of various diagnostic solutions, which may offer alternative therapies for disease states also amenable to diagnosis or treatment using our products. New competitors may emerge in the future, potentially including companies introducing new sales or distribution models to our industry or leveraging genomic, robotic, navigation, and/or other automation technologies. Digital technologies, including artificial intelligence (AI) and machine learning capabilities, have and may continue to increase in their applicability and importance to various aspects of our business, operating and competitive environments, research and development (R&D) pipeline and product portfolio. We believe we will need to develop new and enhanced digital capabilities and competences in order to remain competitive.

In addition, the medical device markets in which we participate are characterized by extensive research and development and rapid technological change. Developments by other companies of products and/or services, processes or technologies, including low-cost alternatives, may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. It is necessary for us to devote continued efforts and financial resources to the development or acquisition of scientifically advanced technologies and products. In addition, we will need to apply our technologies cost-effectively across product lines and markets, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop or acquire new products or enhance existing products, such failure could have a material adverse effect on our business, financial condition or results of operations. In addition, a delay in the timing of the launch of next-generation products and the overall performance of, and continued physician confidence in, those products may result in declines in our market share and have an adverse impact on our business, financial condition or results of operations.

We may experience declines in market size, average selling prices for our products, medical procedure volumes and/or our share of the markets in which we compete, which could have an adverse effect on our business, financial condition or results of operations.

We continue to experience pressures across many of our businesses due to competitive activity, increased market power of our customers as the health care industry consolidates, national and regional government tenders, economic pressures experienced by our customers, capacity shortages within health care facilities that have and may continue to negatively impact demand for our products, public perception of our products, and the impact of managed care organizations and other third-party payers. Shifts in sites of care including migration of procedures from inpatient to outpatient, ambulatory surgical centers or office-based settings, and associated changes in coverage, reimbursement, payment terms and provider economics, may impact procedure volumes, product mix, and pricing and contracting. These and other factors may adversely impact market sizes, as well as our share of the markets in which we compete, the average selling prices for our products or medical procedure volumes. There can be no assurance that the size of the markets in which we compete will increase, that we will be able to hold or gain market share or compete effectively on the basis of price or that the number of procedures in which our products are used will increase. Decreases in market sizes or our market share and declines in average selling prices or procedural volumes could materially adversely affect our results of operations or financial condition.

Continued consolidation in the health care industry or additional governmental controls exerted over pricing in and access to key markets could lead to increased demands for price concessions or limit or eliminate our ability to sell certain of our products, which could have an adverse effect on our business, financial condition or results of operations.

Numerous initiatives and reforms by legislators, regulators and third-party payers to curb the rising cost of health care, and to increase access to care, have catalyzed a consolidation of aggregate purchasing power within the markets in which we sell our products. Additionally, a growing number of countries have instituted or are contemplating introducing regional or national tender processes driven primarily by price. In some cases, these or other local procurement processes may favor local players to multinational companies like us. In other instances, multinational companies may be subject to a separate tender bidding process in which they compete only with each other and not with domestic companies. Further, in certain markets, the regulatory process through which new medical devices are approved may be faster and/or less burdensome for domestic companies compared to multinational companies. As the health care industry consolidates, competition to provide products and services is expected to continue to intensify, resulting in pricing pressures, decreased average selling prices and the exclusion of certain suppliers from important market segments. We expect that market demand, government regulation, third-party coverage and reimbursement policies, government contracting requirements and societal pressures will continue to change the worldwide health care industry, resulting in further business consolidations and alliances among our customers, which may increase competition, exert further downward pressure on the prices of our products and services and may adversely impact our business, financial condition or results of operations.

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

Our products are purchased principally by hospitals, physicians and other health care providers around the world that typically bill various third-party payers, including government programs, authorities or agencies (e.g., Medicare and Medicaid in the U.S.) and private health plans, for the health care supplies and services provided to their patients. Governments and payers may institute changes in health care delivery or payment systems that may reduce funding for services or encourage greater scrutiny of health care costs. The ability of customers to obtain appropriate reimbursement for their products and services is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Increasingly, payers and health systems require robust health economic evidence and real world outcomes data, including comparative effectiveness, budget impact, and total cost of care analysis, to support coverage, procurement, and continue use, which may require us to fund post-market studies, registries, or other evidence generated in the respective country to maintain or expand access. Reimbursement and funding vary by country and can significantly impact the acceptance of new products and technologies and the use of established products and technologies. Where coverage exists, access may depend on availability, timing, and adequacy of coding, billing, and payment mechanisms and claims processing practices. We may find limited demand for otherwise promising new products unless reimbursement approval is obtained from private and governmental third-party payers. In some circumstances, coverage or reimbursement may be granted on a conditional basis, and may be reduced, restricted or withdrawn if data, utilization, or reassessment do not support the expected clinical outcomes or economic value. Additionally, clinical guidelines, Health Technology Assessment (HTA) determinations, and payer or government reassessments of clinical and economic value may result in changes in coverage and use. These and any other legislative or administrative reforms to the reimbursement systems in the U.S., Japan, China, or other countries in a manner that significantly reduce or eliminate reimbursement for procedures using our medical devices, including price regulation, site of service requirements, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, heightened clinical data requirements, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.

Challenging domestic and international economic conditions could have an adverse effect on our business, financial condition, cash flows and results of operations.

The global macroeconomic environment has continued to experience challenging conditions and uncertainty, including with respect to inflation, interest rates, monetary policy, exchange rates, tariff and trade policies and geopolitical developments, which could adversely impact our business, financial condition, cash flows and results of operations. If there were a general economic slowdown or recession, we may experience decreased customer spending or demand for our products and services, and our customers’ ability to pay for our products on a timely basis, or at all, may be impacted. The same economic conditions could also adversely affect our third-party vendors, including those that we utilize in our supply-chain and manufacturing operations, which may lead to a reduction or interruption in the supply of materials and components used in manufacturing our products or increase the price of such materials or components, as well as the distributors and dealers who offer our products in certain countries and markets. Continued inflationary pressure may also increase certain operational costs, including due to wage increases, or increases in the cost of materials or components. In addition, global pandemics or other public health crises could cause disruptions in global economic activity, global supply chains and labor markets, operational challenges such as site shutdowns, workplace disruptions or limited provider capacity to perform procedures using our products, and significant volatility in price and availability of goods and services. These adverse economic conditions or events could adversely affect our business, results of operations or financial condition.

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

We are subject to a number of market, business, financial, legal and regulatory risks and uncertainties with respect to our international operations that could adversely impact our business, financial condition or results of operations.

International net sales accounted for 36 percent of our global net sales in 2025. An important part of our strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in Emerging Markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to our use of channel partners, go-to-market strategies, geopolitical and economic instability, foreign currency exchange and interest rate fluctuations, competitive product offerings, local changes in health care financing and payment systems and health care delivery systems, local product preferences and requirements, including preferences for local manufacturers, trade protection measures, including tariffs and other barriers to market participation, workforce instability, weaker intellectual property protection in certain countries than exists in the U.S. and longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth, market share and operating profits from our international operations may be adversely affected.

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

In addition, our international operations are subject to other established and developing U.S. and foreign legal and regulatory requirements, including FCPA and/or similar laws in other countries, and U.S. and foreign import and export controls and licensing requirements, trade protection and embargo measures and customs laws. Global businesses, including those in the medical device industry, are facing increasing scrutiny of, and heightened enforcement efforts with respect to, their international operations. Any alleged or actual failure to comply with legal and regulatory requirements may subject us to government scrutiny, civil and/or criminal proceedings, sanctions, fines and penalties, or reputational harm which may have a material adverse effect on our international operations, financial condition, results of operations and/or liquidity.

There continues to exist significant uncertainty regarding potential shifts in trade policies, tariffs and other trade protection measures, and the reaction of countries thereto, or changes to international trade agreements, which could have a material adverse effect on our operations, including our ability to source and manufacture products in a timely and cost effective manner, financial condition, results of operations and/or liquidity. Legislation aimed at boosting competitiveness of U.S. businesses may have unintended negative effects on our business. We may also face greater competition in China, among other countries, from domestic medical device companies that may benefit from their status as local manufacturers and suppliers.

Geopolitical developments related to ongoing global conflicts and tensions are sources of uncertainty and risk, and may cause disruptions to global or regional markets, supply chains or operations in applicable regions, including those related to the Russia/Ukraine war, tension in the Taiwan strait, and conflicts in the Middle East. Sanctions and export restrictions may continue to proliferate, leading to greater uncertainty in emerging and growth markets. Notably the Russia/Ukraine war has continued to create barriers to doing business in Russia and in parts of Eastern Europe and conflicts in the Middle East have disrupted operations of companies doing business in the region, including in Israel. Any significant changes in the political, economic, financial, competitive, legal and regulatory or reimbursement conditions where we conduct, or plan to expand, our international operations may have a material impact on our business, financial condition or results of operations.

Credit and Financial Risks

If we are unable to manage our debt levels, maintain investment grade credit ratings at the three ratings agencies, or if we experience a disruption in our cash flows, it could have an adverse effect on our cost of borrowing, financial condition or results of operations.

As part of our strategy to maximize stockholder value, we use financial leverage to manage our cost of capital. Our outstanding debt balance was $11.436 billion as of December 31, 2025. Although we currently have investment grade ratings at Moody's Investor Service, Standard & Poor's Rating Service and Fitch Ratings, our inability to maintain investment grade credit ratings could increase our cost of borrowing funds in the future and reduce our access to liquidity. Uncertain or negative economic conditions could also increase our cost of borrowing in the future or reduce our access to liquidity. Delays in product development and new product approvals and launches could result in disruption in our cash flow or our ability to continue to effectively manage our debt levels, which could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our credit agreements contain a financial covenant that requires us to maintain a maximum specified leverage ratio and place other limits on our business. If we are unable to satisfy this covenant, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all and we could be required to repay any borrowings on demand.

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

As part of our strategy to strengthen our core businesses and expand into high growth adjacencies, we have completed multiple acquisitions in recent years and may pursue additional acquisitions in the future. Our integration of acquired businesses requires significant efforts, including corporate restructuring and the coordination of information technologies, research and development, sales and marketing, operations, regulatory, supply chain, manufacturing, quality systems and finance. These efforts result in additional expenses and involve significant management time. Some of the factors that could affect the success of our acquisitions include, among others, the effectiveness of our due diligence process, our ability to execute our business plan for the acquired companies, the strength of the acquired technology, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, the continued performance of critical transition services, our ability to adequately fund acquired in-process research and development projects and retain key employees and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. Foreign acquisitions involve unique risks, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the economic, political, legal and regulatory environment in specific countries, including tax laws. In addition, we have and may in the future acquire less than full ownership interests in other businesses, which involve unique challenges for effective collaboration. Further, other parties that hold remaining ownership interests in such businesses may at any time have economic or business goals that are inconsistent with our goals or the goals of such businesses. Our failure to manage these challenges successfully and coordinate the growth of such businesses or other investments could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire or invest in will become profitable or remain so, and if our acquisitions or investments are not successful, we may record related asset impairment charges in the future or experience other negative consequences on our operating results.

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

We monitor the dynamics of the economy, the health care industry and the markets in which we compete, and assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make investments in research and development projects, capital and our people, which we believe is important to our long-term success. As a result of these assessments, we have undertaken prior restructuring and optimization initiatives to enhance our growth potential and position us for long-term success, and may undertake other restructuring and optimization initiatives in the future. For example, in February 2023, we committed to a global restructuring program (the 2023

Restructuring Plan) intended to support our efforts to expand operating performance and meet evolving global market demands and conditions, and which built on our Global Supply Chain Optimization strategy to simplify our manufacturing and distribution network by transferring certain production lines among facilities and expanding operational efficiencies and resiliency across production, sterilization, and distribution. Key activities under the 2023 Restructuring Plan were initiated during the first quarter of 2023 and were substantially complete by the end of 2025. The 2023 Restructuring Plan is expected to result in total pre-tax charges of approximately $700 million to $800 million and reduce gross annual pre-tax expenses by approximately $350 million to $400 million as program benefits are realized. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. These measures and any future restructuring and optimization initiatives could yield unintended consequences, such as distraction of our management and employees, reduced employee productivity, business disruption, and inability to attract or retain key personnel, which could negatively affect our business, sales, financial condition and results of operations. Moreover, our restructuring and optimization initiatives result in charges and expenses which impact our operating results. We cannot guarantee that the activities under our restructuring plans or other optimization initiatives will result in the desired efficiencies and estimated cost savings.

Our future growth is dependent upon the development of new products and enhancement of existing products, which requires significant research and development, clinical trials and regulatory approvals, all of which may be very expensive and time-consuming and may not result in commercially viable products.

In order to develop new products and enhance existing products, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and businesses. The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products and gain and maintain market approval of our products. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop, obtain regulatory approval for and launch new products and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted. Further, we are continuing to investigate and have completed multiple acquisitions that involve opportunities to further expand our presence in and diversify into, priority growth areas by accessing new products and technologies. There can be no assurance that our investments will be successful or that we will be able to access new products and technologies on terms favorable to us, or that these products and technologies will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of new products and technologies or our decision to reduce or terminate our investments may adversely impact the contribution of these technologies to our future growth.

Additionally, certain products or groups of products, in particular new products or enhancements of existing products, may have a disproportionate impact on our business, financial condition and results of operations. Failure to meet growth projections, poor clinical outcomes, increasing regulatory requirements, approval and launch delays and inability to effectively scale manufacturing and achieve targeted margins with respect to any of these products or groups of products in particular may materially adversely impact on our business, financial condition and results of operations.

Interruption of our supply chain or manufacturing operations, including resulting from natural disasters, public health crises, geopolitical developments or other events outside of our control, could have an adverse effect on our business, results of operations and financial condition.

Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of any specific product is concentrated in one or a few locations. Factors such as a failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to quickly move to alternate means of producing affected products or to meet customer demand. In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to needs for regulatory approvals. We have also faced and may continue to face disruptions in the transportation of materials, components and our products within our global supply chains, including as a result of labor disputes or shortages, strikes, port closures, public health crises or geopolitical developments, which may cause delays in the shipment of our products or other disruptions to our business, as well as increased freight costs. As a result, we may experience loss of market share, which we may be unable to recapture and harm to our reputation, which could adversely affect our results of operations and financial condition.

Disruptions in the supply of the materials and components used in manufacturing our products by third-party vendors or the sterilization of our products could adversely affect our business, results of operations and financial condition.

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

In addition, many of our products require sterilization prior to sale and we utilize a mix of internal resources and contract sterilizers to perform this service. To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including evolving federal and state regulations on the use of ethylene oxide, we may be unable to transition to alternative internal or external resources or methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition. Additionally, U.S. and international governments have or are considering adopting regulations on the use of per- and polyfluoroalkyl substances (PFAS), and primary manufacturers of PFAS materials have announced that they are discontinuing the supply of such materials. These changes could have an adverse impact on our ability to manufacture or supply certain products in a timely or cost-effective manner or at all. These and other environmental laws and regulations may have additional impacts on us or our suppliers, or result in fines and penalties or litigation against us, which could adversely affect our financial condition.

We rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology (IT) and operational technology (OT) systems, including technology from third party vendors, to manufacture and ship our products, as well as to process, transmit and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our IT systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Various other factors may also cause system failures or security breaches, including power outages, natural disasters, inadequate or ineffective backups, issues with upgrading or creating new systems or platforms, vulnerabilities in third-party software or services, errors by our staff or third-party service providers, or breaches in the security of these technologies. We have faced, and may continue to face, operational interruptions as we continue to implement our global enterprise resource planning (ERP) system. Malicious actors may attempt to trick staff to disclose information to gain access to our systems and/or data. International conflicts have also heightened cybersecurity risks on a global basis. If our incident response, disaster recovery, and business continuity plans fail, such failure could result in adverse impacts to our business operations and our financial results.

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

We are subject to a wide range of global privacy, data‑protection, and cross‑border data‑transfer laws. In the United States, federal and state regulations govern the confidentiality and security of personal information, including health data. In the European Union, the General Data Protection Regulation (GDPR) imposes strict requirements and significant potential penalties. China’s data‑protection and cross‑border transfer laws, including requirements under the Personal Information Protection Law (PIPL) and related regulations, impose strict obligations on how data involving Chinese individuals may be handled, along with similar regulations in other jurisdictions, impose additional obligations on how personal data may be collected, stored, and transferred, including data‑localization and government‑approval requirements. These evolving global regulations increase operational complexity and compliance costs, and non‑compliance could result in fines, business disruptions, or limitations on our ability to move data across our systems and support global operations. Our product systems also require adherence to evolving regulatory standards and customer patterns and requirements worldwide. We strive to meet the expectations of applicable regulations, however, there is no guarantee that we will avoid enforcement actions by governmental bodies or civil actions based on this growing body of regulations. Enforcement actions could be costly and interrupt regular operations of our business, including related to market approvals of products and technologies. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our business and operations are subject to risks related to natural disasters, climate change and other extreme weather.

Natural disasters, extreme weather and other conditions caused by or related to climate change could adversely impact our supply chain, including manufacturing and distribution networks, the availability and cost of raw materials and components, energy supply, transportation, or other inputs necessary for the operation of our business. Climate change and natural disasters could also result in physical damage to our facilities as well as those of our suppliers, customers, and other business partners, which could cause disruption in our business and operations or increase costs to operate our business. Increased environmental regulation, including to address climate change, as well as new disclosure and reporting requirements in the U.S., EU and other jurisdictions, including with respect to climate change and carbon emissions, may result in increases in our or our suppliers' compliance burdens and costs to operate our business, or restrict certain aspects of our activities. The extent and severity of climate change impacts are unknown, and therefore, the scope of potential impact on our business may be difficult to predict and it may be difficult to adequately prepare.

Our business could be negatively impacted by corporate social responsibility and sustainability matters.

There continues to be an increased focus from certain investors, customers, employees, regulators and other stakeholders globally concerning corporate social responsibility and sustainability matters. From time to time, we announce certain initiatives and/or goals, including related to sustainability and environmental matters, including carbon emissions and renewable energy goals, employee engagement, responsible sourcing and social investments. We may fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business. Moreover, the standards by which corporate social responsibility and sustainability efforts and related matters are measured continue to develop and evolve, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such corporate social responsibility, sustainability or other similar matters could have a material adverse impact on our business and results of operations.

If we are unable to attract or retain key talent, it could have an adverse effect on our business, financial condition and results of operations.

In our industry, there is substantial competition for key personnel in the regions in which we operate and we may face increased competition for such employees. Our business depends to a significant extent on the continued service of senior management and other key personnel, the development of additional management personnel and the hiring of new qualified employees. There can be no assurance that we will be successful in retaining and developing existing personnel or recruiting new personnel. The loss of one or more key employees, our ability to attract or develop new or additional qualified employees or any delay in hiring key personnel could have material adverse effects on our business, financial condition or results of operations. A shortage of skilled labor could also require higher wages that would increase labor costs. Our ability to attract and retain key talent at all levels of our organization has been and could continue to be challenged by these conditions, and inability to attract and retain talent could result in material adverse impacts to our business and results of operations.

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

Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (FDC Act), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the EU, we are required to comply with the Medical Device Regulation (MDR), which became effective in May 2021 and changed multiple aspects of the regulatory framework for CE Marking, including increased compliance requirements for the medical device industry. Medical devices that have a valid CE Certificate issued before May 2021 can continue to be sold during the applicable transition period or until the CE Certificate expires, whichever comes first, provided there are no significant changes to the design or intended use. In 2023, the European Commission extended the transitional period to 2027 for certain high risk class devices and 2028 for lower risk class medical devices. The CE Mark is applied following approval from an independent notified body or declaration of conformity. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

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

Regulations regarding the development, manufacture and sale of medical devices continue to evolve and are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances or approvals, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution. We may also initiate field actions as a result of a failure to strictly comply with our internal quality policies. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval by the FDA or by comparable agencies in foreign countries could have a material adverse effect on our business, financial condition or results of operations.

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

The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities continue to closely scrutinize our industry, including for compliance with the U.S. Anti-Kickback Statute, False Claims Act, Physician Payment Sunshine Act and other health care-related laws, as well as FCPA, competition and U.S. and foreign export control, trade embargo and customs laws, as well as similar laws in other jurisdictions.
We have received, and in the future may receive, subpoenas and other requests for information from Congress and state and federal governmental agencies, including, among others, the U.S. Department of Justice (DOJ), the U.S. Securities and Exchange Commission (SEC), the Office of Inspector General of the Department of Health and Human Services (HHS) and the Department of Defense, as well as from foreign governments and agencies. The requests and/or subpoenas we have received relate primarily to financial arrangements with health care providers, regulatory compliance and sale and/or product promotional practices. We have cooperated with these subpoenas and other requests for information and expect to continue to do so in the future. We cannot predict when a matter will be resolved, the outcome of the matter or its impact on us and cooperation may involve significant costs, including document production costs. An adverse outcome in any matter could include the commencement of an investigation, civil and criminal proceedings, substantial fines, penalties and administrative remedies, including exclusion from government reimbursement programs, entry into Corporate Integrity Agreements (CIAs) with governmental agencies and amendments to any existing CIAs. In addition, resolution of any matter could involve the imposition of additional and costly compliance obligations. Cooperation with requests and investigations from external agencies result in employee resource costs and diversion of employee focus. If any requests or investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant additional administrative burdens on us. We anticipate that governmental authorities will continue to scrutinize our industry closely and that additional regulation may increase compliance and legal cost or exposure to litigation. These potential consequences, as well as any adverse outcome from such requests or investigations, could have a material adverse effect on our financial condition, results of operations and liquidity.

Changes in tax laws, unfavorable resolution of tax contingencies, or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity.

We are subject to income taxes as well as non-income based taxes, tariffs, and duties in the U.S. and numerous foreign jurisdictions. Tax laws and regulations could change on a prospective or retroactive basis, and any such changes could have a material adverse effect on our financial condition and results of operations. Following the issuance of any new law or regulation, interpretations are made by the Company, using any regulatory guidance and judicial interpretations issued after the law change. The Company's application of such tax laws, before and after any guidance or interpretations are issued, or in the absence of such guidance or interpretations, may have a material impact on our financial condition and results of operations.

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

Our manufacturing facilities in Costa Rica operate under the Free Trade Zone regime, and we also benefit from tax holidays and tax incentive grants in various other countries. Unless these incentives and grants are extended, they will expire between 2028 and 2034. If we are unable to renew, extend, or obtain new incentives and grants, the expiration of the existing incentives and grants could have a material impact on our financial condition and results of operations in future periods.

Many countries where we do business have implemented into their national laws, a global minimum effective tax rate of 15% based on the Pillar Two framework issued by the Organization for Economic Cooperation and Development (OECD). Other countries are considering enacting laws consistent with the Pillar Two rules, while others have yet to announce their intention to adopt. The United States has not enacted the Pillar Two global minimum tax and on January 5, 2026, the OECD released new Administrative Guidance that introduced two new safe harbors which would effectively exempt US-based multinational companies and their subsidiaries from certain elements of the OECD global minimum tax framework beginning in 2026. However, these safe harbors must now be legislated domestically by each framework member country in accordance with their own process and timelines. We expect that, if ultimately enacted into law in the relevant countries, the new safe harbors would be beneficial to our tax rate from continuing operations. However, Pillar Two remains enacted law and significant uncertainty exists regarding the implementation of the January 5th guidance as well as the interpretation of the existing Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Accordingly, the final adoption, implementation, and interpretation of Pillar Two across all jurisdictions where we do business could have a material adverse impact on our financial condition, results of operations and cash flows.

We are subject to certain U.S. tariffs that are currently subject to legal challenge before the U.S. Supreme Court. The timing and outcome of this litigation are uncertain, and the Court’s decision could result in the modification, invalidation, or continuation of such tariffs. Any modification of existing tariffs, or the introduction of new U.S. tariffs under alternative authorities, on imports from the countries where we do business for an extended period and without specific exemptions for our products, and any reciprocal tariffs or other reactions by other countries thereto, could have a material adverse impact on our financial condition, results of operations and cash flows. In addition, while we have paid tariffs that could potentially be subject to refund depending on the outcome of the litigation, there can be no assurance that any such refund would be realized or, if realized, the timing thereof. Any of these developments could have a material adverse effect on our financial condition, results of operations and cash flow.

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

We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Note I – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

Pending and future product liability claims and other litigation, including private securities litigation, stockholder derivative suits, contract litigation, and environmental litigation may adversely affect our financial condition and results of operations or liquidity.

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

We are currently the subject of product liability litigation proceedings and other proceedings described in more detail under Note I – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Product liability claims, securities, commercial and environmental litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial condition, results of operations or liquidity. Additionally, we maintain an insurance policy providing limited coverage against securities claims and we are substantially self-insured with respect to product liability and environmental claims and fully self-insured with respect to intellectual property infringement claims. The fact that we do not maintain third-party insurance coverage for all categories of losses increases our exposure to unanticipated claims and adverse decisions and these losses could have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established an enterprise cybersecurity program, which is administered by a cross-functional team of cybersecurity professionals that includes employees and third party contractors and vendors, that utilizes various tools, methodologies and processes to assess, identify and manage cybersecurity risks related to our information technology (IT) and operational technology (OT) systems. Our cybersecurity program is designed to monitor and continually enhance our enterprise security posture, including assessments to evaluate readiness and resilience with the goal of preventing incidents and mitigating the impact in the event an incident occurs. We have implemented cybersecurity policies mapped to industry and government standards and frameworks, such as U.S. National Institute of Standards and Technology (NIST) and International Standard of Organization, and our strategy is aligned to the NIST CyberSecurity Framework that provides us a structured approach to managing our cybersecurity risk through its five core functions. We regularly review our cybersecurity policies and require annual cybersecurity training for our employees. We also periodically conduct simulation exercises involving employees at various levels of the organization and provide annual cybersecurity briefings to our Board of Directors. Cybersecurity education has also been provided to our Board of Directors to support incident preparedness.

We have an established product cybersecurity program that ensures cybersecurity risk management is incorporated into the entire lifecycle for all of our products. Our product cybersecurity program applies various tools, methodologies and processes to each lifecycle stage and helps ensure that our products are designed, built, tested, deployed and maintained in accordance with medical device cybersecurity standards, best practices, and guidance documents. This serves to build appropriate cybersecurity controls into our medical device products while also meeting regulatory compliance objectives.

We engage third-party security partners for specialized services such as incident response, penetration testing, and on-demand cybersecurity support. We also use a managed security service provider to enhance our security operations center with AI-enabled monitoring, analysis, and threat correlation capabilities. All third parties undergo security due diligence and risk assessment prior to engagement, with additional reviews performed as needed based on risk. If a third party experiences a cybersecurity incident that could affect our business, we conduct a full assessment and implement appropriate safeguards. Our cybersecurity team also continually monitors third-party security posture to help mitigate risks to our systems.

Cybersecurity risks are also monitored within our enterprise risk management (ERM) program and included in the risk universe used to assess top risks to the Company on an annual basis. Risks are discussed with appropriate members of management, who oversee risk coverage, monitoring and reporting in the relevant risk function, including in our cybersecurity program, and incorporate those activities as part of developing our strategic plan.

Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. For additional information, see Part I, Item 1A. “Risk Factors” for a discussion of cybersecurity risks that we face.

Governance

Our global cybersecurity organization is led by our chief information security officer (CISO), under the organization of our chief information and digital officer (CIDO). Our current CISO has over 20 years of extensive information technology experience, including in security architecture, software development and engineering, as well as leading security operations and incident response, offensive and defensive cyber projects in increasing roles of responsibility. He also previously held Certified Information Systems Security Professional (CISSP) and GIAC Certified Forensics Analyst certifications. Our current CIDO is a member of our executive committee and has extensive experience overseeing information technology and security programs, including roles of increasing leadership within our Information and Digital organizations over the last ten years, and prior to that in increasing roles of responsibility managing information systems, including over 18 years at General Electric. Our current CIDO holds CISSP and other IT certifications.

Our Board of Directors (the Board) oversees an enterprise-wide approach to risk management, including cybersecurity risks. While the Board has ultimate responsibility for risk oversight, each committee of the Board also oversees risks to the extent they relate to the committee’s respective area of responsibility and provides reports to the Board as appropriate. The Board receives annual updates (or more frequently, as appropriate under the procedures described below) on cybersecurity matters, including our cybersecurity program, cybersecurity risks, and the evolving threat landscape. Separately, the Board receives cybersecurity risk updates through the ERM program's annual risk assessment presented to the Board.

We have established controls and procedures to escalate enterprise level issues, including cybersecurity matters, to the appropriate management levels within our organization and the Board, or members or committees thereof, as appropriate. Under our framework, cybersecurity issues, including vulnerabilities introduced through our IT and OT systems, the use of artificial intelligence technologies, and risks arising from third-party software and service providers, are analyzed by subject matter experts, including a crisis committee as needed in accordance with our incident response plans, for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to our financial results, operations, and/or reputation are immediately reported by management to the Board, or individual members or committees thereof, as appropriate, in accordance with our established escalation framework. In addition, we have established procedures to help ensure that members of management responsible for overseeing the effectiveness of disclosure controls are informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made, as appropriate.

ITEM 2. PROPERTIES

Our world headquarters is located in the U.S, in Marlborough, Massachusetts, with principal regional headquarters located in Singapore and Voisins-le-Bretonneux, France. As of December 31, 2025, we maintained 13 principal manufacturing facilities, including six in the U.S. and Puerto Rico, three in Ireland, two in Costa Rica, one in Malaysia, one in China, as well as a Global Headquarters in the U.S. and various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions, and also perform research activities. Our products are distributed worldwide from primary customer fulfillment centers in Massachusetts, the Netherlands, Malaysia and Japan. The following is a summary of our facilities as of December 31, 2025 (in approximate square feet):

	Owned(1)	Leased(2)	Total
U.S.	4,548,538	1,932,916	6,481,454
International	3,596,282	2,935,190	6,531,472
	8,144,820	4,868,106	13,012,926
(1) Includes our principal manufacturing facilities in Minnesota, Ireland, Puerto Rico and Coyol, Costa Rica, our manufacturing facility in Malaysia, our primary customer fulfillment centers in Massachusetts, the Netherlands, Malaysia and Japan, as well as our global headquarters located in Marlborough, Massachusetts.
(2) Includes our principal manufacturing facilities in California, Indiana, China and Heredia, Costa Rica, as well as our regional headquarters located in Singapore and Voisins-le-Bretonneux, France.

ITEM 3. LEGAL PROCEEDINGS
See Note I – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which our common stock is traded is the New York Stock Exchange (NYSE) under the symbol “BSX.”

Holders of Record

As of January 30, 2026, there were 4,570 holders of record of our common stock.

Dividends

We did not pay a cash dividend in 2025, 2024 or 2023 on our common stock and currently we do not intend to pay cash dividends on our common stock. We may consider declaring and paying a cash dividend in the future; however, there can be no assurance that we will do so.

Securities Authorized for Issuance under Equity Compensation Plans

Please see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K for information on where to find information required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock (2020 Share Repurchase Program). We made no share repurchases in 2025 or 2024 and, as of December 31, 2025, had the full $1.000 billion remaining available under the 2020 Share Repurchase Program. Refer to Note J – Stockholders' Equity to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.

There were no purchases of equity securities by the issuer or affiliated purchases in the fourth quarter of 2025, required to be reported here.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2020 and that any dividends were reinvested.
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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Boston Scientific Corporation and its subsidiaries for the years ended December 31, 2025 and 2024. For a full understanding of our financial condition and results of operations, this discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K (this Annual Report).

For additional information on our financial condition and results of operations for the year ended December 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our previously filed Annual Report on Form 10-K.

Executive Summary

The following section describes some of our financial highlights and trends on a consolidated basis. For additional information on our business units and product offerings, refer to Part I, Item 1. Business of this Annual Report.

(in millions, except per share data)	Year Ended December 31,		2025 versus 2024	2025 versus 2024
	2025	2024	$	%
Reported net sales	$20,074	$16,747	$3,327	19.9%
Reported net income (loss) attributable to Boston Scientific common stockholders	2,898	1,853	1,045	56.4%
Adjusted net income (loss) attributable to Boston Scientific common stockholders (non-GAAP measure)	4,574	3,725	849	22.8%
Net income (loss) per common share — diluted	1.94	1.25	0.69	55.2%
Adjusted net income (loss) per common share — diluted (non-GAAP measure)	3.06	2.51	0.55	21.9%

(in millions, except per share data)	Year Ended December 31,		2024 versus 2023	2024 versus 2023
	2024	2023	$	%
Reported net sales	$16,747	$14,240	$2,507	17.6%
Reported net income (loss) attributable to Boston Scientific common stockholders	1,853	1,570	283	18.0%
Adjusted net income (loss) attributable to Boston Scientific common stockholders (non-GAAP measure)	3,725	2,999	726	24.2%
Net income (loss) per common share — diluted	1.25	1.07	0.18	16.8%
Adjusted net income (loss) per common share — diluted (non-GAAP measure)	2.51	2.05	0.46	22.4%

	2025 versus 2024	2024 versus 2023
Net sales reported growth	19.9%	17.6%
Impact of foreign currency fluctuations	(0.7)%	0.9%
Net sales operational growth (non-GAAP measure)	19.2%	18.5%
Impact of certain acquisitions and divestitures	(3.4)%	(2.1)%
Net sales organic growth (non-GAAP measure)	15.8%	16.4%

The increases in our reported net sales and reported net income attributable to Boston Scientific common stockholders in 2025 and 2024 were primarily driven by innovation and strong commercial execution across our businesses, particularly in our Electrophysiology business unit, and which was led by the continued growth of our Farapulse™ Pulsed Field Ablation System which launched in the U.S. in early 2024. Refer to Results of Operations for a discussion of our net sales by business.

To supplement our consolidated financial statements prepared on a GAAP basis, we disclose certain non-GAAP measures, including operational and organic net sales growth, adjusted net income attributable to Boston Scientific common stockholders and adjusted net income per common share - diluted. Operational net sales growth excludes the impact of foreign currency fluctuations. Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to certain acquisitions and divestitures for which there are less than a full period of comparable net sales. Those acquisitions included our majority stake investment in Acotec Scientific Holdings Limited (Acotec) and the acquisitions of Apollo Endosurgery, Inc. (Apollo) and Relievant Medsystems, Inc. (Relievant) during the first, second and fourth quarters of 2023, respectively, the endoluminal vacuum therapy portfolio of B. Braun Medical Inc. (Braun), Silk Road Medical, Inc. (Silk Road Medical) and Axonics, Inc. (Axonics) during the first, third and fourth quarters of 2024, respectively, and Intera Oncology®, Inc. (Intera) during the second quarter of 2025. Our adjusted net income attributable to Boston Scientific common stockholders and adjusted net income per common share - diluted exclude certain charges and/or credits as reported in our net income attributable to Boston Scientific common stockholders and net income per common share - diluted for purposes of assessing operating performance.

Adjusted measures, including operational and organic net sales growth, adjusted net income attributable to Boston Scientific common stockholders and adjusted net income per common share - diluted, exclude certain items required by generally accepted accounting principles in the United States (GAAP), are not prepared in accordance with GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

Macroeconomic Environment

As a global developer, manufacturer and marketer of medical devices, our business is subject to local and international macroeconomic trends as well as geopolitical factors. Continued uncertainty around inflationary pressures, interest rates, foreign currency fluctuations, global trade policies and changes in tax laws, as well as actions by governments in response thereto, could create economic challenges which could negatively impact our business and results of operations. There continues to be significant uncertainty in the tariff environment and with respect to global trade policies, including changing tariff rates, tariff imposition delays, and the potential for reciprocal restrictive trade policies by the U.S. or other governments around the world. We continue to anticipate incurring incremental costs under the current schedule of tariffs on U.S. imports announced by the U.S. government, as well as any potential increases in tariffs introduced by China on U.S. manufactured products. While the U.S. and other governments continue negotiations on such measures, these and any further tariff increases on our products by the U.S., China or any other country or region, as well as sanctions or other measures that restrict international trade, could have a material adverse impact on our business operations and results. We continue to monitor the situation while exploring opportunities to mitigate the impacts of such tariffs. There can be no guarantee that we will be able to offset the impact of tariffs, the ultimate impact of which will depend on various factors, including the timing, scope, duration and nature of any tariffs, any other trade restrictions or opportunities to mitigate such impacts. Global supply chain conditions have continued to improve, however we have continued to experience, and may in the future experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Further, geopolitical developments and uncertainties, including related to various ongoing global conflicts and tensions, may also create economic, supply chain, transportation, energy, and other challenges, including disruptions to our suppliers or our customers' operations, which could negatively impact our business and results of operations.

Results of Operations

Net Sales

The following section describes our net sales by reportable segment and business. In the fourth quarter of 2025, an organizational change combined our legacy Cardiology and Peripheral Interventions businesses into a single Cardiovascular business. We have revised prior periods to conform to the current year presentation. The change had no impact on our reportable segments. For additional information on our business units and product offerings, refer to Part I, Item 1. Business of this Annual Report.

			Increase/(Decrease)
	Year Ended December 31,		$	Reported Basis	Impact of Foreign Currency Fluctuations	Operational Basis	Impact of Certain Acquisitions / Divestitures(1)	Organic Basis
(in millions)	2025	2024
Endoscopy	$2,916	$2,687	$230	8.6%	(0.8)%	7.8%	(0.1)%	7.7%
Urology	2,709	2,200	509	23.1%	(0.4)%	22.7%	(17.9)%	4.7%
Neuromodulation	1,199	1,106	93	8.4%	(0.4)%	8.0%	—%	8.0%
MedSurg	6,824	5,993	831	13.9%	(0.6)%	13.3%	(6.6)%	6.7%
Cardiovascular	13,250	10,755	2,495	23.2%	(0.7)%	22.5%	(1.6)%	20.8%
Net Sales	$20,074	$16,747	$3,327	19.9%	(0.7)%	19.2%	(3.4)%	15.8%

Emerging Markets	$2,985	$2,680	$305	11.4%	0.2%	11.6%	n/a	n/a
(1) Those acquisitions included the endoluminal vacuum therapy portfolio of Braun (Endoscopy), Silk Road Medical (Cardiovascular), Axonics (Urology) and Intera (Cardiovascular).

			Increase/(Decrease)
	Year Ended December 31,		$	Reported Basis	Impact of Foreign Currency Fluctuations	Operational Basis	Impact of Certain Acquisitions / Divestitures(2)	Organic Basis
(in millions)	2024	2023
Endoscopy	$2,687	$2,482	$205	8.3%	0.6%	8.9%	(1.0)%	8.0%
Urology	2,200	1,964	236	12.0%	0.5%	12.5%	(3.3)%	9.3%
Neuromodulation	1,106	976	130	13.3%	0.4%	13.7%	(11.0)%	2.7%
MedSurg	5,993	5,422	571	10.5%	0.6%	11.1%	(3.6)%	7.5%
Cardiovascular	10,755	8,819	1,936	22.0%	1.1%	23.0%	(1.1)%	21.9%
Net Sales	$16,747	$14,240	$2,507	17.6%	0.9%	18.5%	(2.1)%	16.4%

Emerging Markets	$2,680	$2,310	$370	16.1%	3.6%	19.6%	n/a	n/a
(2) Those acquisitions included our majority stake investment in Acotec (Cardiovascular), the acquisitions of Apollo (Endoscopy), Relievant (Neuromodulation), the endoluminal vacuum therapy portfolio of Braun (Endoscopy), Silk Road Medical (Cardiovascular) and Axonics (Urology).

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) conditions with innovative, less-invasive technologies. In 2025, reported net sales growth was primarily driven by our biliary franchise, imaging systems and endoluminal surgery franchises. In 2024, reported net sales growth was primarily driven by our endoluminal surgery franchise, our imaging systems franchise led by our EXALT™ Model D Single-Use Duodenoscope and our biliary franchise led by our AXIOS™ Stent and Delivery System.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. In 2025, reported net sales growth was primarily driven by the impact of the acquisition of Axonics and our stone management franchise. In 2024, reported net sales growth was primarily driven by our stone management franchise, led by our Lumenis Pulse™ Holmium Laser Systems with MOSES™ Technology, our prosthetic urology franchise, our prostate health franchise led by our Rezūm™ Systems, and the impact of our acquisition of Axonics.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. In 2025, reported net sales growth was primarily driven by our Intracept™ Intraosseous Nerve Ablation System, and our spinal cord stimulation and deep brain stimulation franchises. In 2024, reported net sales growth was primarily driven by the impact of the acquisition of Relievant and our deep brain stimulation franchise and our radiofrequency ablation portfolio.

Cardiovascular

Our Cardiovascular business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart, as well as products to diagnose and treat peripheral arterial and venous diseases and various forms of cancer. In 2025 and 2024, reported net sales growth was primarily driven by the growth of our Electrophysiology business unit, led by our Farapulse™ Pulsed Field Ablation (PFA) System, continued market penetration of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN™ LAAC Devices, as well as our coronary therapies franchise led by our AGENT™ Drug-Coated Balloon. As previously disclosed, in the second quarter of 2025, we announced the discontinuation of worldwide sales of the ACURATE Neo2™ and ACURATE Prime™ Aortic Valve Systems and that we would no longer pursue U.S. FDA approval for ACURATE or approval in other geographies. We will instead focus our resources and efforts on the remainder of the portfolio.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. Our Emerging Markets countries include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada. Reported net sales growth was primarily driven by growth in China, fueled by the breadth of our portfolio and focus on innovation and strong commercial execution.

Gross Profit

Our gross profit was $13.854 billion in 2025, $11.490 billion in 2024 and $9.896 billion in 2023. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Gross Profit Margin
Year Ended December 31, 2023	69.5%
Sales pricing, volume and mix	0.7%
All other, including inventory charges and other period expenses	(1.6)%
Year Ended December 31, 2024	68.6%
Sales pricing, volume and mix	1.7%
All other, including inventory charges and other period expenses	(1.3)%
Year Ended December 31, 2025	69.0%

The primary factors that impacted gross profit margin for 2025 compared to 2024 were increased sales of higher margin products, partially offset by inventory charges resulting from the global discontinuation of the ACURATE platform, increased levels of tariffs and other period expenses. The primary factors contributing to the decrease in our gross profit margin for 2024 compared to 2023 were inventory charges, including related to the POLARx™ cryoablation system given the strong commercial adoption of our Farapulse™ PFA System, strategic manufacturing capacity investments and other period expenses, partially offset by increased sales of higher margin products.

EU MDR Implementation Costs

We began our EU MDR implementation efforts in late 2019 and have incurred cumulative expenses of $464 million through December 31, 2025, which are primarily being recorded within Cost of product sold. We expect to incur total expenses of approximately $475 million to $525 million over the transition period.

Operating Expenses

The following table provides a summary of our key operating expenses:

	Year Ended December 31,
	2025		2024		2023
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$6,887	34.3%	$5,984	35.7%	$5,190	36.4%
Research and development expenses	2,052	10.2%	1,615	9.6%	1,414	9.9%

Selling, General and Administrative (SG&A) Expenses

In 2025, our SG&A expenses increased $903 million, or 15 percent compared to 2024 and were 140 basis points lower as a percentage of net sales. In 2024, our SG&A expenses increased $794 million, or 15 percent compared to 2023 and were 70 basis points lower as a percentage of net sales. The increase in SG&A expenses in both periods was driven by selling expenses associated with higher net sales and product launches, including the Farapulse™ PFA System in our Electrophysiology business unit.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In 2025, our R&D expenses increased $436 million, or 27 percent compared to 2024, and were 60 basis points higher as a percentage of net sales. In 2024, our R&D expenses increased $201 million, or 14 percent compared to 2023, and were 30 basis points lower as a percentage of net sales. The increase in R&D expenses in both periods was driven by investments across our businesses, including those required to support the development and clinical evidence necessary to bring newly acquired technologies to market and maintain a pipeline of products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

	Year Ended December 31,			2025 versus 2024	2024 versus 2023	2025 versus 2024	2024 versus 2023
(in millions)	2025	2024	2023	$	$	%	%
Amortization expense	$897	$856	$828	$41	$28	4.8%	3.4%
Intangible asset impairment charges	46	386	58	(341)	329	(88.2)%	568.2%

Intangible Asset Impairment Charges

The impairment charges recorded in 2024 were primarily associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Cardiovascular business. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ PFA System and the resulting lower revenue projections and cannibalization of our cryoablation business in major markets like the U.S. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024. Refer to Critical Accounting Estimates for a discussion of key assumptions used in our intangible asset impairment testing and future events that could have a negative impact on the recoverability of our intangible assets.

Restructuring and Restructuring-related Net Charges (Credits)

In February 2023, we committed to a global restructuring program (the 2023 Restructuring Plan). The 2023 Restructuring Plan helped to advance our Global Supply Chain Optimization strategy to simplify our manufacturing and distribution network by transferring certain production lines among facilities and expanding operational efficiencies and resiliency. Key activities under the 2023 Restructuring Plan also included optimizing certain functional capabilities to achieve cost synergies and better support business growth.

On July 29, 2025, our Board of Directors approved expanding the 2023 Restructuring Plan by up to $250 million in aggregate additional pre-tax charges, to include further related activities under the program to drive operational efficiencies and optimize functional capabilities. The 2023 Restructuring Plan, including the expansion, is estimated to result in total pre-tax charges of approximately $700 million to $800 million. The activities associated with our 2023 Restructuring Plan, including the expansion, were substantially complete at the end of 2025. The following table provides a summary of cumulative pre-tax charges associated with the 2023 Restructuring Plan, including the expansion, by major type of cost:

Type of Cost (in millions)	Total Amount Incurred
Restructuring charges:
Termination benefits(1)	$104
Other(2)	39
Restructuring-related expenses:
Transfer costs(3)	312
Other(4)	213
$668

(1)Plans detailing specific employee impacts are developed for each affected region and business, working with employee representative bodies where required under local laws.
(2)Consists primarily of consulting fees and costs associated with contractual cancellations.
(3)Represents costs to transfer product and manufacturing lines between geographically dispersed facilities.
(4)Comprised of other costs directly related to the restructuring program, including program management, impairment of right of use lease assets, accelerated depreciation and fixed asset write-offs.

In addition, on May 28, 2025, we announced the discontinuation of worldwide sales of the ACURATE neo2™ and ACURATE Prime™ Aortic Valve Systems and that we would no longer pursue U.S. FDA approval for ACURATE or approval in other geographies. The decision resulted in total pre-tax restructuring and restructuring-related net charges of approximately $87 million in 2025. The activity was substantially complete at the end of 2025.

Pursuant to the 2023 Restructuring Plan and the ACURATE discontinuation, we recorded the following restructuring and restructuring-related charges:

	Year Ended December 31,
(in millions)	2025	2024	2023
Restructuring net charges (credits)(1)	$101	$16	$69
Restructuring-related net charges (credits)(2)	242	212	115
(1)These charges are recorded in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations.
(2)These charges are primarily recorded within Cost of products sold, SG&A Expenses and R&D Expenses.

The following table presents our restructuring reserve balance:

	As of December 31,
(in millions)	2025	2024
Restructuring reserve balance	$59	$26

Litigation-related Net Charges (Credits)

We record certain legal charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our consolidated financial statements. We recorded litigation-related net charges of $194 million in 2025 related to the resolution of a legacy IP-related matter related to an acquired company. We did not record any litigation-related net charges (credits) in 2024. All other legal charges, credits and costs are recorded within SG&A expenses.

We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation, and therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with the financial covenant required by our credit arrangements. Refer to Note I – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional discussion of our material legal proceedings.

Interest Expense

The following table provides a summary of our Interest expense and average borrowing rate:

	Year Ended December 31,
	2025	2024	2023
Interest expense (in millions)	$(349)	$(305)	$(265)
Average borrowing rate	2.9%	2.8%	2.8%

Refer to Liquidity and Capital Resources, as well as Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for information regarding our debt obligations.
Other, net
The following are the components of Other, net:

	Year Ended December 31,
(in millions)	2025	2024	2023
Interest income	$29	$107	$22
Net foreign currency gain (loss)	(12)	(16)	(41)
Net gains (losses) on investments(1)	139	(79)	(59)
Other income (expense), net	(35)	(29)	(14)
	$121	$(16)	$(93)
(1)Net gains (losses) on investments include investment portfolio net losses (gains) and impairments as well as the impact of recording our share of the earnings or losses of equity method investees.

We recorded a $205 million gain in our investment portfolio, partially offset by other losses, presented in Net gains (losses) on investments, during the period ended December 31, 2025. The gain is primarily associated with the remeasurement of our previously held investment in Bolt Medical, Inc. (Bolt Medical) to fair value based on the allocation of the acquisition purchase price when we acquired the remaining shares of Bolt Medical in the second quarter of 2025. Interest income increased during 2024, compared to prior periods, primarily due to higher average cash balances invested as a result of our registered public offering of the 2024 Eurobonds during the first quarter of 2024. Net proceeds from the offering were primarily used to fund a portion of the purchase price of our Axonics acquisition which was initially expected to close in the first half of 2024 and ultimately closed in the fourth quarter of 2024.
Tax Rate

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Year Ended December 31,
	2025	2024	2023
Reported tax rate	14.6%	19.1%	19.8%
Impact of certain receipts/charges(1)	4.3%	(1.1)%	(0.2)%
Rate from continuing operations	18.9%	18.0%	19.6%
(1)    These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In 2025, the principal reason for the difference between the rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges and certain discrete tax benefits primarily related to stock-based compensation.

In 2024, the principal reasons for the difference between the rate from continuing operations and our reported tax rate relate to certain acquisition-related net charges and impairment charges as well as certain discrete tax benefits primarily related to stock-based compensation and changes in valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. It includes significant changes to corporate income taxes including extending and modifying many provisions of the Tax Cuts and Jobs Act. Provisions of the OBBBA impacting the Company include the immediate expensing of U.S. performed research and development expenditures as well as modifications to the taxation of our international operations. Certain provisions will take effect beginning in 2026, while others apply retroactively to January 1, 2025. The impact of OBBBA on our 2025 tax rate from continuing operations was immaterial, and we expect a similar impact in 2026.

Effective January 1, 2024, many countries where we do business adopted a global minimum effective tax rate of 15% based on the Pillar Two framework issued by the Organization for Economic Cooperation and Development (OECD). The United States has not enacted the Pillar Two global minimum tax and on January 5, 2026, the OECD released new Administrative Guidance that introduced two new safe harbors which would effectively exempt US-based multinational companies and their subsidiaries from certain elements of the OECD global minimum tax framework beginning in 2026. However, these safe harbors must now be legislated domestically by each framework member country in accordance with their own process and timelines. We expect that, if ultimately enacted into law in the relevant countries, the new safe harbors would be beneficial to our tax rate from continuing operations.

However, Pillar Two remains enacted law and significant uncertainty exists regarding the implementation of the January 5th guidance as well as the interpretation of the existing Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Developments related to these uncertainties could impact our expectations regarding the impact of the Pillar Two global minimum tax on our tax rate from continuing operations in 2026 and beyond.

Future legislative developments regarding the applicability of the Pillar Two tax on U.S. companies and additional guidance by the U.S. Department of the Treasury regarding OBBBA could impact our expectations and interpretations regarding the impact on our tax rate from continuing operations.

See Note H – Income Taxes to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details on our tax rate.

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

As of December 31, 2025, we had $1.965 billion of unrestricted Cash and cash equivalents on hand, including approximately $57 million held by Acotec, a less than wholly owned entity of which we acquired a majority stake investment during the first quarter of 2023. The balance is comprised of $1.000 billion invested in money market funds and time deposits and $965 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into our $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. The 2021 Revolving Credit Facility has a maturity date of May 10, 2029. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility or our commercial paper program as of December 31, 2025, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

On January 27, 2026, we completed our acquisition of 100 percent of Nalu Medical, Inc. (Nalu Medical), a privately held medical technology company focused on developing and commercializing innovative and minimally invasive solutions for patients with chronic pain. We had been an investor in Nalu Medical since 2017 and previously held an equity stake of approximately 9 percent. The transaction to acquire the remaining stake consisted of an upfront cash payment of approximately $517 million, net of cash acquired. The Nalu Medical business will be integrated into our Neuromodulation division.

On January 15, 2026, we announced our entry into a definitive agreement to acquire 100 percent of Penumbra, Inc. (Penumbra), a publicly traded medical technology company primarily focused on thrombectomy products for use in peripheral vascular procedures in the removal of blood clots and blockages. The purchase price is valued at $374 per share, or approximately $14.500 billion. The transaction is expected to be completed in 2026, subject to customary closing conditions. We plan to fund the transaction consideration through a combination of cash on hand and newly issued debt in an aggregate amount equal to approximately $11.000 billion, and the remaining portion of the transaction consideration will be paid in shares of our common stock. The Penumbra business will be integrated into our Cardiovascular division.

The following provides a summary and description of our net cash inflows (outflows):

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash provided by (used for) operating activities	$4,534	$3,435	$2,503
Cash provided by (used for) investing activities	(2,640)	(5,687)	(2,574)
Cash provided by (used for) financing activities	(395)	1,814	5

Operating Activities

In 2025, cash provided by (used for) operating activities increased $1.100 billion as compared to 2024, primarily due to comparatively higher net sales and corresponding operating income. In 2024, cash provided by (used for) operating activities increased $932 million compared to 2023, primarily due to higher net sales and operating income, slower inventory buildup due to improved macroeconomic supply chain conditions, as well as increases in employee related accruals, accrued commissions and accrued rebates, partially offset by higher prepaid expenses and income tax receivables.

Investing Activities

In 2025, cash provided by (used for) investing activities included net cash payments of $1.593 billion for acquisitions of multiple businesses, primarily related to Bolt Medical, SoniVie Ltd., Cortex, Inc., Intera, and Anrei Medical (HZ) Co., Ltd., and purchases of property, plant and equipment and internal use software of $876 million. In 2024, cash provided by (used for) investing activities included net cash payments of $4.640 billion, primarily related to the acquisitions of Axonics and Silk Road Medical, as well as purchases of property, plant and equipment and internal use software of $790 million. For more information on our acquisitions, refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

Financing Activities

In 2025, cash provided by (used for) financing activities included the registered public offering of €1.500 billion in aggregate principal amount of euro-denominated senior notes (the 2025 Eurobonds). The 2025 Eurobonds offering resulted in cash proceeds of $1.558 billion, net of investor discounts and issuance costs. We used the net proceeds from the 2025 Eurobonds offering to fund the repayment at maturity of AMS Europe's €1.000 billion 0.750% Senior Notes due March 2025 and to pay accrued and unpaid interest with respect to such notes. Additionally, we used the remaining net proceeds for general corporate purposes, including, among other things, short term investments, reduction of short term debt, funding of working capital and acquisitions. During the second quarter of 2025, we also repaid at maturity our $500 million 1.900% Senior Notes due June 2025 and accrued and unpaid interest with respect to such notes. In 2025, cash provided by (used for) financing activities also included payments for finance leases of $258 million, proceeds from the issuances of common stock pursuant to employee stock compensation and purchase plans of $282 million, and net payments from the issuance of commercial paper of $196 million. For more information, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

In 2024, cash provided by (used for) financing activities included a registered public offering of €2.000 billion in aggregate principal amount of euro-denominated senior notes (the 2024 Eurobonds). The 2024 Eurobonds offering resulted in cash proceeds of $2.145 billion, net of investor discounts and issuance costs. We primarily used the net proceeds from the 2024 Eurobonds offering to fund a portion of the purchase price of our acquisition of Axonics and to pay related fees and expenses, and for general corporate purposes. We also used the net proceeds to fund the repayment at maturity of $504 million of our 3.450% Senior Notes due March 2024 and to pay accrued and unpaid interest with respect to such notes. In 2024, cash provided by (used for) financing activities also included proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans of $230 million and net proceeds from the issuance of commercial paper of $187 million.
Our liquidity plans are subject to a number of risks and uncertainties, including those described in Part I, Item 1A. Risk Factors of this Annual Report, some of which are outside our control. These and other risks and uncertainties could limit our ability to successfully execute our business plans and adversely affect our liquidity plans.

Financial Covenant

As of December 31, 2025, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement as of December 31, 2025	Actual as of December 31, 2025
Maximum permitted leverage ratio(1)	4.50 times	1.92 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the 2021 Revolving Credit Facility credit agreement.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. On November 15, 2024, we announced the closing of our acquisition of Axonics, which we had previously designated as a Qualified Acquisition under the credit agreement, increasing the maximum permitted leverage ratio to 4.75 times at that time. As of December 31, 2025, the maximum permitted leverage ratio is 4.50 times. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses. As of December 31, 2025, we had none of the restructuring charge exclusion remaining; no further restructuring charges will be excluded. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of December 31, 2025, we had $1.160 billion of the litigation exclusion remaining.

Debt

The following table presents the current and long-term portions of our total debt:

	As of December 31,
(in millions)	2025	2024
Current debt obligations	$299	$1,778
Long-term debt	11,137	8,968
Total debt	$11,436	$10,746

The following table presents the portions of our total debt that are comprised of fixed and variable rate debt instruments, which are presented on an amortized cost basis:

	As of December 31,
(in millions)	2025	2024
Fixed-rate debt instruments	$11,393	$10,507
Variable rate debt instruments	43	239
Total debt	$11,436	$10,746

For additional details related to our debt obligations, including our financial covenant requirements, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

Equity

In 2025, we received $282 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, compared to $230 million in 2024. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees. Stock-based compensation expense related to our stock ownership plans was $299 million in 2025 and $266 million in 2024. Stock-based compensation expense varies from period to period based upon, among other factors, the timing, number and fair value of awards granted during the period, forfeiture levels related to unvested awards and employee contributions to our employee stock purchase plan, as well as the retirement eligibility of stock award recipients.
On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. We did not repurchase any shares of our common stock in 2025 or 2024, and had the full amount available under the authorization as of December 31, 2025. There were approximately 263 million shares in treasury as of December 31, 2025 and 2024.

Contractual Obligations and Commitments

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations(1)	$255	$1,058	$1,226	$1,154	$1,200	$6,451	$11,343
Interest payments(2)	338	334	320	294	242	1,349	2,879
Lease obligations(3)	107	96	82	69	56	248	656
Purchase obligations(2)	1,051	268	186	90	57	176	1,830
Legal reserves(4)	115	—	—	—	—	—	115
	$1,866	$1,755	$1,814	$1,607	$1,555	$8,225	$16,823

(1)Debt obligations are comprised of our senior notes outstanding as of December 31, 2025. This does not include unamortized debt issuance discounts, deferred financing costs and gains on fair value hedges or finance lease obligations. Refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information.
(2)In accordance with U.S. GAAP, these obligations relate primarily to expenses associated with future periods and, with the exception of accrued interest, are not reflected in our consolidated balance sheet as of December 31, 2025. Interest payments included above are calculated based on rates and required fees applicable to our outstanding debt obligations as of December 31, 2025 described in Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.
(3)Lease obligations include minimum lease payments under our operating lease agreements, but exclude expected lease payments for lease terms that have not yet commenced. Refer to Note F – Leases to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for more information.
(4)Timing of payment for our long-term liability for legal matters that are probable and estimable as of December 31, 2025 is uncertain and as such it is excluded from the table above. Refer to Note I – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for more information.

The amounts in the table above with respect to purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business. The table above does not include:

•Any future obligations to make payments of contingent consideration pursuant to certain of our acquisition agreements, due to the exact amount and timing of payments being uncertain. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for more information;

•Unrecognized tax benefits, accrued interest and penalties and other related items because the timing of their future cash settlement is uncertain. Refer to Note H – Income Taxes to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for more information;

•A previously executed finance lease for additional office and warehouse space which commenced in December 2024. Total estimated undiscounted future lease payments are approximately $233 million. This lease has a remaining noncancellable lease term of 24 years. See Note F – Leases to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for more information;

•The January 27, 2026 acquisition of the remaining stake of Nalu Medical, consisting of an upfront cash payment of approximately $517 million, net of cash acquired;

•The definitive agreement, entered into on January 15, 2026, to acquire Penumbra, for approximately $14.500 billion, which is expected to close during 2026, subject to customary closing conditions. We plan to fund the transaction consideration through a combination of cash on hand and newly issued debt in an aggregate amount equal to approximately $11.000 billion, and the remaining portion of the transaction consideration will be paid in shares of our common stock.
Legal Matters

For a discussion of our material legal proceedings, see Note I – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

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

See Note A – Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information related to our accounting policies and our consideration of these critical accounting areas.

Revenue Recognition

Deferred Revenue

We record a contract liability, or deferred revenue, when we have an obligation to provide a product or service to the customer and payment is received or due in advance of our performance. When we sell a device with a future service obligation, we defer revenue on the unfulfilled performance obligation and recognize this revenue over the related service period. For goods or services for which observable standalone selling prices are not available, or if sales volume is not sufficient, we estimate the standalone selling price considering entity-specific factors including, but not limited to, the expected cost and margin of the product or service. We allocate the transaction price using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral.

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

Valuation of Intangible Assets, Goodwill and Contingent Consideration Liabilities

We base the fair value of identifiable intangible assets acquired in a business combination, including in-process research and development (IPR&D), on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. Further, for those arrangements that involve potential future contingent consideration, we record on the date of acquisition a liability equal to the fair value of the estimated additional consideration we may be obligated to pay in the future. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, useful life or probability of achieving clinical, regulatory or revenue-based milestones could result in different purchase price allocations and recognized amortization expense and contingent consideration expense or benefit in current and future periods.

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

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2025 annual impairment assessment, we identified the following reporting units for purposes of our annual goodwill impairment test: Interventional Cardiology, Rhythm Management, Peripheral Interventions, Endoscopy, Urology and Neuromodulation. Based on the criteria prescribed in FASB ASC Topic 350, we aggregated the Interventional Cardiology Therapies and Watchman components of our Cardiology operating segment into a single Interventional Cardiology reporting unit and aggregated the Cardiac Rhythm Management and Electrophysiology components into a single Rhythm Management reporting unit. In the fourth quarter of 2025, an organizational change combined our legacy Cardiology and Peripheral Interventions operating segments into a single Cardiovascular operating segment. This change had no impact on our reporting units or reportable segments.

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

In applying the income approach, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our Discounted Cash Flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-

participant risk-adjusted weighted average cost of capital as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows.

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

Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to, changes in economic and market conditions, a significant adverse change in legal factors, the level of success of ongoing and future research and development efforts, the level of success in managing the growth of acquired companies, operational performance of the business or key personnel, and an adverse action or assessment by a regulator. Negative changes in one or more of these factors, among others, could result in future impairment charges.

Legal and Product Liability Accruals

We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties and administrative remedies. We accrue anticipated costs of settlement, damages, losses for claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Litigation and product liability matters are inherently uncertain, and the outcomes of individual matters are difficult to predict and quantify. As such, significant judgment is required in determining our legal and product liability accruals. Our estimates related to our legal and product liability accruals may change as additional information becomes available to us, including information related to the nature or existence of claims against us, trial court or appellate proceedings, and mediation, arbitration or settlement proceedings.

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

We establish reserves when we believe that certain positions are likely to be challenged despite our belief that our tax return positions are fully supportable. The calculation of our tax liabilities involves significant judgment based on individual facts, circumstances, and information available in addition to applying complex tax regulations across our global operations. To recognize an uncertain tax benefit in the consolidated financial statements, the taxpayer must determine if it is more likely than not that the position will be sustained, with the measurement of the resulting benefit calculated as the largest amount more than 50 percent likely to be realized upon resolution of the audit by the tax authorities. We review these tax uncertainties each reporting period to consider changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. Upon final resolution with tax authorities, we may prevail in positions for which reserves have been established, or we may be required to pay amounts more than established reserves.

New Accounting Pronouncements

Refer to Note P – New Accounting Pronouncements to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information on standards implemented during 2025 and standards to be implemented in future periods.

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

Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included below and under Executive Summary and Results of Operations above.

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

We believe that presenting adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders, adjusted net income (loss) per share, operational and organic net sales growth rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

Adjusted Net Income (loss), Adjusted Net Income (loss) Attributable to Common Stockholders and Adjusted Net Income (loss) per Share

•Amortization expense - We record intangible assets acquired in a business combination or asset acquisition, as well as internally-developed patents at historical cost and amortize them over their estimated useful lives. Amortization expense is excluded from management's assessment of operating performance due to its non-cash nature and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Goodwill and other intangible asset impairment charges - These amounts represent write-downs of certain goodwill and/or other intangible asset balances. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment and test our other indefinite-lived intangible assets at least annually for impairment. Similarly, we test our goodwill on an annual basis in the second quarter of each year and monitor for indicators of impairment during the remaining quarters. If we determine the carrying value of the amortizable intangible asset is not recoverable, goodwill of a reporting unit is impaired or it is more likely than not that the indefinite-lived asset is impaired, we will write the carrying value down to fair value in the period identified. Impairment charges are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Acquisition/divestiture-related net charges (credits) - These adjustments may consist of (a) contingent consideration fair value adjustments; (b) gains on previously held investments; (c) due diligence, deal fees and other fees and costs related to our acquisition and divestiture transactions; (d) inventory step-up amortization and accelerated compensation expense; (e) integration and exit costs; and (f) separation costs and gains or losses primarily associated with the sale of a business or portion of a business. The contingent consideration fair value adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration. Gains on previously held investments, due diligence, deal fees and other fees and costs, inventory step-up amortization, accelerated compensation expense, and other expenses and gains or losses associated with divestitures or acquisitions can be highly variable and not representative of ongoing operations. Integration, separation and exit costs include contract cancellations, severance and other compensation-related charges and costs, project management fees and costs, and other direct costs associated with the integration of our acquisitions or separation of our divested businesses. These integration, separation and exit activities take place over a defined timeframe and have distinct project timelines, are incremental to activities and costs that arise in the ordinary course of our business and are not considered part of our core, ongoing operations. These acquisition/divestiture-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Restructuring and restructuring-related net charges (credits) - These adjustments primarily represent severance and other compensation-related charges, fixed asset write-offs, contract cancellations, project management fees, facility shut down costs, costs to transfer manufacturing lines between geographically dispersed facilities and other direct costs associated with our restructuring plans. These restructuring plans each consist of distinct initiatives that are fundamentally different from our ongoing, core cost reduction initiatives in terms of, among other things, the frequency with which each action is performed and the required planning, resourcing, cost and timing. Examples of such initiatives include the movement of business activities, facility consolidations and closures and the transfer of product lines between manufacturing facilities, which, due to the highly regulated nature of our industry, requires a significant investment in time and cost to create duplicate manufacturing lines, run product validations and seek regulatory approvals. Restructuring plans take place over a defined timeframe and have a distinct project timeline that requires, and begins subsequent to, approval by our Board of Directors. In contrast to our ongoing cost reduction initiatives, restructuring plans typically result in duplicative cost and exit costs over the defined timeframe and are not considered part of our core, ongoing operations. In addition, in 2025, we incurred restructuring and restructuring-related net charges (credits) associated with management's decision to discontinue worldwide sales of the ACURATE neo2™ and ACURATE Prime™ Aortic Valve Systems. These restructuring plans and activities are incremental to the core activities that arise in the ordinary course of our business. Restructuring and restructuring-

related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Litigation-related net charges (credits) - These adjustments include certain product liability and other litigation-related charges and credits. We record these charges and credits, which we consider to be unusual or infrequent and significant, within the litigation-related charges (credits) line in our consolidated statements of operations; all other legal charges, credits and costs are recorded within selling, general and administrative expenses. Certain litigation-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•EU MDR implementation costs - These adjustments represent certain incremental costs specific to complying with new regulatory requirements in the EU. EU MDR replaced the existing MDD regulatory framework, and manufacturers of medical devices were required to comply with EU MDR beginning in May 2021 for new products and by May 2024 for medical devices which have a valid CE Certificate to the Directives issued before May 2021. In 2023, updates to the legislative text of the EU MDR were adopted by the European Parliament and the Council of the European Union, including an extension of the transitional period to 2027 for certain high risk class devices and 2028 for lower risk class medical devices that have a valid CE Certificate to the Directives issued before May 2021. We expect to incur significant expenditures in connection with the adoption of the EU MDR requirements and we consider the adoption of EU MDR to be a significant change to a regulatory framework, and therefore, these expenditures are not considered to be ordinary course expenditures in connection with regulatory matters. As such, certain of these costs are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Debt extinguishment net charges - These amounts relate to the early extinguishment of certain outstanding principal amounts of our senior notes. Certain debt extinguishment net charges are excluded from management's assessment of operating performance used for making operating decisions and assessing performance,

•Investment portfolio net losses (gains) and impairments - These amounts represent write-downs or fair value remeasurement gains and losses related to our investment portfolio. Each reporting period, we evaluate our investments without a readily determinable fair value to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value and determine if the impairment is other-than-temporary, and recognize an impairment loss. In addition, for those investments accounted for under the measurement alternative method of accounting, we record gains and losses to remeasure the carrying value of the investments to their fair values based on observable market prices or implied market values. Investment impairment charges and fair value remeasurements can be highly variable dependent on external market factors and conditions relative to the underlying investee, which are generally outside of the control of management, as such these amounts are excluded from management's assessment of performance,

•Deferred tax expenses (benefits) - This adjustment relates to a significant non-cash tax benefit arising from an intra-entity asset transfer of intellectual property completed in the fourth quarter of 2019 which resulted in our recording a $4.102 billion net deferred tax asset. The deferred tax benefit associated with the establishment of the net deferred tax asset as well as any deferred tax expense resulting from the reversal of the deferred tax asset are excluded from management's assessment of operating performance used for making operating decisions and assessing performance, and

•Discrete tax items - These items represent adjustments for certain tax charges (credits) including those which (a) are related to the indirect consequences of non-GAAP charges (credits) on limitations that impact certain tax benefits or incentives in the current period or (b) are related to the tax consequences of a non-GAAP adjustment item booked in a prior period. These discrete tax items are excluded from management's assessment of operating performance used for making operating decisions and assessing performance.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management:

	Year Ended December 31, 2025
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$3,385	$493	$2,892	$(6)	$2,898	$1.94
Non-GAAP adjustments:
Amortization expense	897	127	770	9	761	0.51
Goodwill and other intangible asset impairment charges	46	8	37	—	37	0.02
Acquisition/divestiture-related net charges (credits)	245	59	186	—	186	0.12
Restructuring and restructuring-related net charges (credits)	343	46	298	—	298	0.20
Litigation-related net charges (credits)	194	45	149	—	149	0.10
Investment portfolio net losses (gains) and impairments	26	(0)	26	—	26	0.02
European Union (EU) Medical device regulation (MDR) implementation costs	46	6	39	—	39	0.03
Deferred tax expenses (benefits)	—	(206)	206	—	206	0.14
Discrete tax items	—	27	(27)	—	(27)	(0.02)
Adjusted	$5,182	$605	$4,577	$3	$4,574	$3.06

	Year Ended December 31, 2024
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$2,282	$436	$1,846	$(8)	$1,853	$1.25
Non-GAAP adjustments:
Amortization expense	856	113	743	9	734	0.49
Goodwill and other intangible asset impairment charges	386	48	339	—	339	0.23
Acquisition/divestiture-related net charges (credits)	403	28	375	—	375	0.25
Restructuring and restructuring-related net charges (credits)	229	30	199	—	199	0.13
Litigation-related net charges (credits)	—	0	(0)	—	(0)	(0.00)
Investment portfolio net losses (gains) and impairments	20	1	19	—	19	0.01
EU MDR implementation costs	52	7	45	—	45	0.03
Deferred tax expenses (benefits)	—	(165)	165	—	165	0.11
Discrete tax items	—	4	(4)	—	(4)	(0.00)
Adjusted	$4,229	$502	$3,726	$1	$3,725	$2.51

	Year Ended December 31, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(1)
Reported	$1,985	$393	$1,592	$(23)	$(1)	$1,570	$1.07
Non-GAAP adjustments:
Amortization expense	828	115	713	—	4	709	0.48
Goodwill and other intangible asset impairment charges	58	4	54	—	—	54	0.04
Acquisition/divestiture-related net charges (credits)	373	21	352	—	—	352	0.24
Restructuring and restructuring-related net charges (credits)	185	29	156	—	—	156	0.11
Litigation-related net charges (credits)	(111)	(23)	(88)	—	—	(88)	(0.06)
Investment portfolio net losses (gains) and impairments	21	(3)	24	—	—	24	0.02
EU MDR implementation costs	69	10	59	—	—	59	0.04
Deferred tax expenses (benefits)	—	(155)	155	—	—	155	0.11
Discrete tax items	—	(8)	8	—	—	8	0.01
Adjusted	$3,407	$382	$3,025	$(23)	$4	$2,999	$2.05
(1)For 2023, the effect of assuming the conversion of our 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) into shares of common stock was anti-dilutive, and therefore excluded from the calculation of Net income (loss) per common share - diluted (EPS). Accordingly, GAAP Net income (loss) and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating GAAP Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2025, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

In accordance with the SEC Staff's interpretive guidance for newly acquired businesses, we are permitted to omit an assessment of an acquired business's internal control over financial reporting from our assessment of internal control for up to one year from the acquisition date. As such, we have excluded our acquisitions of Anrei Medical (HZ) Co., Ltd., SoniVie Ltd., Intera Oncology®, Inc, Bolt Medical, Inc., and Cortex, Inc., each acquired during 2025, from our annual assessment of internal controls over financial reporting as of December 31, 2025. These businesses represented less than one percent of total assets as of December 31, 2025 and less than one percent of net sales for the year then ended.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

/s/ Michael F. Mahoney	/s/ Jonathan Monson

Michael F. Mahoney	Jonathan Monson
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Boston Scientific Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Boston Scientific Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Boston Scientific Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Anrei Medical (HZ) Co. Ltd., SoniVie Ltd., Intera Oncology®, Inc., Bolt Medical, Inc., and Cortex, Inc., which are included in the 2025 consolidated financial statements of the Company and constituted less than one percent of total assets as of December 31, 2025 and less than one percent of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Anrei Medical (HZ) Co. Ltd., SoniVie Ltd., Intera Oncology®, Inc., Bolt Medical, Inc., and Cortex, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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
February 17, 2026

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $12.726 billion as of December 31, 2025 and $7.636 billion as of December 31, 2024. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $804 million as of December 31, 2025 compared to $322 million as of December 31, 2024. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $982 million as of December 31, 2025 compared to $394 million as of December 31, 2024. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our earnings.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of December 31, 2025 and December 31, 2024. As of December 31, 2025, $11.343 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of December 31, 2025, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

See Note D – Hedging Activities and Fair Value Measurements to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Boston Scientific Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Valuation of intangible assets acquired in business combinations
Description of the Matter
As disclosed in Note B to the consolidated financial statements, during 2025, the Company completed the acquisitions of Bolt Medical, Inc. and SoniVie Ltd. for purchase prices, net of cash acquired, of $782 million and $516 million, respectively.

Auditing the Company’s accounting for its business combinations was complex due to the significant estimation required by management to determine the fair value of identified intangible assets, which consisted of $720 million of in-process research and development (“IPR&D”) and $142 million of developed technology. The Company used an income approach to measure the IPR&D and technology-related intangible assets acquired. The significant assumptions used to estimate the fair value of the intangible assets included certain assumptions that form the basis of the forecasted results, including revenue growth rates and probability of regulatory success. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for business combination transactions. For example, we tested controls over the identification and valuation of intangible assets, including the methodology used by the Company and the significant assumptions used to develop such estimates. We read the purchase agreements, evaluated the significant assumptions and methods used in developing the fair value estimates, and tested the recognition of (1) the tangible assets acquired and liabilities assumed at fair value; (2) the identifiable intangible assets acquired at fair value; and (3) goodwill measured as a residual.

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
February 17, 2026

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Net sales	$20,074	$16,747	$14,240
Cost of products sold (excluding amortization expense)	6,221	5,257	4,345
Gross profit	13,854	11,490	9,896

Operating expenses:
Selling, general and administrative expenses	6,887	5,984	5,190
Research and development expenses	2,052	1,615	1,414
Royalty expense	46	33	46
Amortization expense	897	856	828
Intangible asset impairment charges	46	386	58
Contingent consideration net expense (benefit)	18	(5)	58
Restructuring net charges (credits)	101	16	69
Litigation-related net charges (credits)	194	—	(111)
	10,241	8,887	7,553
Operating income (loss)	3,613	2,603	2,343

Other income (expense):
Interest expense	(349)	(305)	(265)
Other, net	121	(16)	(93)
Income (loss) before income taxes	3,385	2,282	1,985
Income tax expense (benefit)	493	436	393
Net income (loss)	2,892	1,846	1,592
Preferred stock dividends	—	—	(23)
Net income (loss) attributable to noncontrolling interests	(6)	(8)	(1)
Net income (loss) attributable to Boston Scientific common stockholders	$2,898	$1,853	$1,570

Net income (loss) per common share — basic	$1.96	$1.26	$1.08
Net income (loss) per common share — diluted	$1.94	$1.25	$1.07

Weighted-average shares outstanding
Basic	1,480.4	1,471.5	1,453.0
Diluted	1,494.5	1,485.9	1,463.5

See notes to the consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$2,892	$1,846	$1,592
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(685)	225	(105)
Net change in derivative financial instruments	(202)	1	(115)
Net change in defined benefit pensions and other items	15	(8)	(9)
Other comprehensive income (loss)	(872)	218	(230)
Comprehensive income (loss)	2,020	2,064	1,362
Net income (loss) attributable to noncontrolling interests	(6)	(8)	(1)
Other comprehensive income (loss) attributable to noncontrolling interests	12	(7)	(10)
Comprehensive income (loss) attributable to noncontrolling interests	6	(15)	(11)
Comprehensive income attributable to Boston Scientific common stockholders	$2,013	$2,079	$1,373

See notes to the consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,965	$414
Trade accounts receivable, net	2,926	2,558
Inventories	2,943	2,810
Prepaid income taxes	299	307
Other current assets	660	831
Total current assets	8,794	6,920
Property, plant and equipment, net	4,036	3,294
Goodwill	18,282	17,089
Other intangible assets, net	7,019	6,684
Deferred tax assets	3,675	3,655
Other long-term assets	1,866	1,754
TOTAL ASSETS	$43,673	$39,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$299	$1,778
Accounts payable	1,144	960
Accrued expenses	3,201	2,773
Other current liabilities	795	887
Total current liabilities	5,439	6,399
Long-term debt	11,137	8,968
Deferred tax liabilities	220	155
Other long-term liabilities	2,405	1,870

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares; 0 shares issued as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares; 1,746,290,165 shares issued as of December 31, 2025 and 1,737,846,196 shares issued as of December 31, 2024	17	17
Treasury stock, at cost - 263,289,848 shares as of December 31, 2025 and 2024	(2,251)	(2,251)
Additional paid-in capital	21,505	21,056
Retained earnings	5,571	2,673
Accumulated other comprehensive income (loss), net of tax	(610)	275
Total stockholders’ equity	24,233	21,770
Noncontrolling interests	239	233
Total equity	24,472	22,003
TOTAL LIABILITIES AND EQUITY	$43,673	$39,395

See notes to the consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Year Ended December 31,
(in millions, except share data)	2025	2024	2023
Preferred stock shares issued
Beginning	—	—	10,062,500
Conversion of mandatory convertible preferred stock to common stock	—	—	(10,062,500)
Ending	—	—	—
Common stock shares issued
Beginning	1,737,846,196	1,729,000,224	1,696,633,993
Impact of stock-based compensation plans	8,443,969	8,845,972	8,383,329
Conversion of mandatory convertible preferred stock to common stock	—	—	23,982,902
Ending	1,746,290,165	1,737,846,196	1,729,000,224

Preferred stock
Beginning	$—	$—	$0
Conversion of mandatory convertible preferred stock to common stock	—	—	(0)
Ending	$—	$—	$—
Common stock
Beginning	$17	$17	$17
Impact of stock-based compensation plans	—	0	0
Conversion of mandatory convertible preferred stock to common stock	—	—	0
Ending	$17	$17	$17
Treasury Stock
Beginning	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock	—	—	—
Ending	$(2,251)	$(2,251)	$(2,251)
Additional paid-in capital
Beginning	$21,056	$20,647	$20,289
Conversion of mandatory convertible preferred stock to common stock	—	—	(0)
Impact of stock-based compensation plans	449	409	359
Ending	$21,505	$21,056	$20,647
Retained earnings (Accumulated deficit)
Beginning	$2,673	$819	$(750)
Net income (loss)	2,892	1,846	1,592
Net (income) loss attributable to noncontrolling interests	6	8	1
Preferred stock dividends	—	—	(23)
Ending	$5,571	$2,673	$819
Accumulated other comprehensive income (loss), net of tax
Beginning	$275	$49	$269
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(697)	232	(95)
Derivative financial instruments	(202)	1	(115)
Defined benefit pensions and other items	15	(8)	(9)
Ending	$(610)	$275	$49
Total stockholders' equity	$24,233	$21,770	$19,282

Noncontrolling interests
Beginning	$233	$248	$—
Net income (loss) attributable to noncontrolling interests	(6)	(8)	(1)
Changes in other comprehensive income (loss)	12	(7)	(10)
Changes to noncontrolling ownership interest	—	—	259
Ending	$239	$233	$248

Total equity	$24,472	$22,003	$19,530

See notes to the consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$2,892	$1,846	$1,592
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	1,368	1,269	1,196
Deferred and prepaid income taxes	(2)	(70)	(1)
Stock-based compensation expense	299	266	233
Goodwill and other intangible asset impairment charges	46	386	58
Net loss (gain) on investments and notes receivable	(139)	79	59
Contingent consideration net expense (benefit)	18	(5)	58
Inventory step-up amortization	132	51	6
Fixed asset and right-of-use asset impairment	124	72	27
Other, net	42	2	47
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(269)	(351)	(238)
Inventories	(188)	(228)	(660)
Other assets	(85)	(126)	10
Accounts payable, accrued expenses and other liabilities	296	243	118
Cash provided by (used for) operating activities	4,534	3,435	2,503

Investing Activities
Purchases of property, plant and equipment and internal use software	(876)	(790)	(711)
Payments for acquisitions of businesses, net of cash acquired	(1,593)	(4,640)	(1,811)
Payments for investments and acquisitions of certain technologies	(254)	(280)	(89)
Other, net	84	23	37
Cash provided by (used for) investing activities	(2,640)	(5,687)	(2,574)

Financing Activities
Payment of contingent consideration previously established in purchase accounting	(62)	(131)	(39)
Payments for finance leases	(258)	(25)	—
Payments on short-term borrowings	(1,595)	(504)	—
Net increase (decrease) in commercial paper	(196)	187	(4)
Proceeds from long-term borrowings, net of debt issuance costs	1,558	2,145	—
Cash used to net share settle employee equity awards	(131)	(87)	(56)
Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans	282	230	182
Other, net	7	(1)	(77)
Cash provided by (used for) financing activities	(395)	1,814	5

Effect of foreign exchange rates on cash	42	(11)	(4)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,541	(450)	(70)

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	606	1,055	1,126
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,147	$606	$1,055

See notes to the consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (SUPPLEMENTAL INFORMATION)

	Year Ended December 31,
(in millions)	2025	2024	2023
Supplemental Information
Cash paid for income taxes, net	$561	$656	$512
Cash paid for interest	319	250	259
Fair value of contingent consideration recorded in purchase accounting	258	29	273
Noncash transactions related to finance lease obligations	205	122	—

	As of December 31,
(in millions)	2025	2024	2023
Reconciliation to amounts within the consolidated balance sheets
Cash and cash equivalents	$1,965	$414	$865
Restricted cash and restricted cash equivalents included in Other current assets	80	111	130
Restricted cash equivalents included in Other long-term assets	103	80	60
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,147	$606	$1,055

See notes to the consolidated financial statements. Amounts may not add due to rounding.

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

When used in this report, the terms "we," "us," "our" and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). Based on our assessments under the applicable guidance, we did not have controlling financial interests in any VIEs and, therefore, did not consolidate any VIEs during 2025, 2024 or 2023.

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

Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments and Note H – Income Taxes for further details.

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

Restricted Cash and Restricted Cash Equivalents

Amounts included in restricted cash represent cash on hand required to be set aside by a contractual agreement related to receivable factoring arrangements and deferred compensation plans. Restricted cash equivalents primarily represent amounts paid into various qualified settlement funds and current amounts related to our non-qualified pension plan. These are included in Other current assets within our consolidated balance sheets. Generally, the restrictions related to the factoring arrangements lapse at the time we remit the customer payments collected by us for servicing previously sold customer receivables to the purchaser. Restrictions for deferred compensation lapse when amounts are paid to the employee. The restrictions related to the various qualified settlement funds will lapse as we approve amounts payable to claimants, at which time we no longer have rights to a return of the amounts paid into the various qualified settlement funds. Restricted cash equivalents included in Other long-term assets within our consolidated balance sheets are related to deferred compensation plans.

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

For our derivative financial instruments, we also employ master netting arrangements that limit the risk of counterparty non-payment on a particular settlement date to the net gain that would have otherwise been received from the counterparty. Although not completely eliminated, we do not consider the risk of counterparty default to be significant as a result of these protections. Further, none of our derivative instruments are subject to collateral or other security arrangements, nor do they contain provisions that are dependent on our credit ratings from any credit rating agency.

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

We write-off amounts determined to be uncollectible against this reserve. We are not dependent on any single institution, and no single customer accounted for more than ten percent of our net sales in 2025, 2024 and 2023; however, large group purchasing organizations, hospital networks, international distributors and dealers and other buying groups are important to our business and represent a substantial portion of our net sales.

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our sales to government-owned or supported customers, particularly in southern Europe, are subject to an increased number of days outstanding prior to payment relative to other countries. Further, the ongoing site-of-service trend of shifting procedure volumes in the U.S. toward non-hospital settings, particularly ambulatory surgery centers and office-based labs, continues. Many of these customers are smaller than those we have historically done business with and may have more limited liquidity. We have adjusted our estimates of credit loss reserves for these customers, regions and conditions, as appropriate. We believe our Allowance for credit losses is adequate as of December 31, 2025; however, if significant changes were to occur in the payment practices of government customers, or if there is an increase in bankruptcies among our ambulatory surgery center or office-based customers, we may not be able to collect on receivables due to us from these customers, and our write-offs of uncollectible accounts may increase.

Revenue Recognition

We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors or dealers. We consider revenue to be earned when all of the applicable criteria are met in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.

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

Many of our Cardiac Rhythm Management (CRM) product offerings combine the sale of a device with our LATITUDE™ Patient Management System, which represents a future service obligation. Similarly, arrangements that include the sale of capital equipment may include multiple performance obligations. For contracts with multiple performance obligations, the total transaction price is allocated to each performance obligation in an amount based on the estimated relative standalone selling price of each distinct good or service in the contract. For goods or services for which observable standalone selling prices are not available, or if sales volume is not sufficient, we estimate the standalone selling price considering entity-specific factors including, but not limited to, the expected cost and margin of the product or service. The use of alternative estimates could result in a different amount of revenue deferral.

Deferred Revenue

We record a contract liability, or deferred revenue, when we have an obligation to provide a product or service to the customer and payment is received or due in advance of our performance. When we sell a device with a future service obligation, we defer revenue on the unfulfilled performance obligation and recognize this revenue over the related service period.

Contract liabilities are classified within Other current liabilities and Other long-term liabilities on our accompanying consolidated balance sheets. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx II+™ Insertable Cardiac Monitor system, also within our CRM business, for which revenue is recognized over the average service period based on device longevity and usage. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

Warranty Obligations

We offer warranties on certain of our product offerings. These products come with a standard limited warranty covering the repair or replacement of these devices. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim and record a liability equal to these estimated costs as Cost of products sold at the time the product sale occurs. We assess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary.

Inventories

We state inventories at the lower of first-in, first-out cost or net realizable value. We utilize a standard costing system, capitalizing variances between estimated and actual production costs during periods of normal production, and amortize to Cost of products sold over inventory turns. We expense manufacturing variances during periods of abnormal production, or less than 75 percent of manufacturing capacity. We did not record any abnormal or material production variances during the years ended December 31, 2025, 2024 or 2023. We base our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales.

Property, Plant and Equipment

We state property, plant, equipment and leasehold improvements at historical cost. We charge expenditures for maintenance and repairs to expense and capitalize additions and improvements that extend the life of the underlying asset. We provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. We depreciate buildings over a maximum life of 40 years; building improvements over the remaining useful life of the building structure; equipment over a five to 15 year life; furniture and fixtures over a seven year life; and leasehold improvements over the shorter of the useful life of the improvement or the term of the related lease.

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

Indefinite-lived Intangibles

Our indefinite-lived intangible assets, which are not subject to amortization, consist of IPR&D intangible assets acquired in a business combination. Our IPR&D represents intangible assets that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify IPR&D as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we write-off the remaining carrying amount of the associated IPR&D intangible asset.

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

We use the income approach to determine the fair values of our IPR&D. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of other acquired assets, the expected regulatory path and introduction dates by region and the estimated useful life of the technology. See Note C – Goodwill and Other Intangible Assets for more information related to indefinite-lived intangibles.

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

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2025 annual impairment assessment, we identified the following reporting units for purposes of our annual goodwill impairment test: Interventional Cardiology, Rhythm Management, Peripheral Interventions, Endoscopy, Urology and Neuromodulation. Based on the criteria prescribed in FASB ASC Topic 350, we aggregated the Interventional Cardiology Therapies and Watchman components of our Cardiology operating segment into a single Interventional Cardiology reporting unit and aggregated the Cardiac Rhythm Management and Electrophysiology components into a single Rhythm Management reporting unit. In the fourth quarter of 2025, an organizational change combined our legacy Cardiology and Peripheral Interventions operating segments into a single Cardiovascular operating segment. This change had no impact on our reporting units or reportable segments.

In performing annual impairment assessments, the qualitative approach is used for testing reporting units where it is not more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then we perform a quantitative impairment test. When a quantitative test is performed, we typically use the income approach, specifically the Discounted Cash Flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. We make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our Discounted Cash Flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. Future changes in tax laws and rates may affect recorded deferred tax assets and liabilities. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion of or all the deferred tax assets.

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

We have elected to treat the impact of Net Controlled Foreign Corporation Tested Income (NCTI), formerly known as Global Intangible Low Taxed Income (GILTI), as a period cost reported as part of continuing operations.

See Note H – Income Taxes for further information and discussion of our income tax provision and balances.

Legal Costs

We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities and product liability litigation. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties and administrative remedies. We maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. We accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We analyze litigation settlements to identify each element of the arrangement. We allocate arrangement consideration to patent licenses received based on estimates of fair value and capitalize these amounts as assets if the license will provide an ongoing future benefit. We record certain legal charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related charges (credits) in our consolidated statements of operations; all other legal charges, credits and costs are recorded within Selling, general and administrative expenses within our consolidated statements of operations. See Note I – Commitments and Contingencies for discussion of our individual material legal proceedings.

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

Other costs associated with exit activities may include contract termination costs and consulting fees, which are expensed in accordance with FASB ASC Topic 420 and are included within Restructuring net charges (credits) in our consolidated statements of operations. We recorded Restructuring net charges (credits) of $101 million in 2025, $16 million in 2024 and $69 million in 2023. The restructuring reserve balance as of December 31, 2025 and 2024 was $59 million and $26 million, respectively. Additionally, costs directly related to our active restructuring initiatives, including program management costs, accelerated depreciation, fixed asset write-offs and costs to transfer product lines among facilities are included within Costs of products sold, Selling, general and administrative expenses and Research and development expenses within our consolidated statements of operations. Impairment of right of use lease assets and lease termination costs directly related to our active restructuring initiatives are expensed in accordance with FASB ASC Topic 842, Leases (FASB ASC Topic 842) and included within Costs of products sold or Selling, general and administrative expenses in our consolidated statements of operations.

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

Financial Instruments and Hedging Activities

We address market risk from changes in foreign currency exchange rates and interest rates through risk management programs which are operated pursuant to documented corporate risk management policies and include the use of derivative and nonderivative financial instruments. We recognize all derivative and nonderivative financial instruments in our consolidated financial statements at fair value in accordance with FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and we present assets and liabilities associated with our derivative financial instruments on a gross basis in our consolidated financial statements. In accordance with FASB ASC Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for, and has been designated as part of a hedging relationship, as well as on the type of hedging relationship. Our derivative instruments do not subject our earnings to material risk, as gains and losses on these derivatives generally offset gains and losses on the item being hedged, and we do not enter into derivative transactions for speculative purposes.

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

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities. For these derivative instruments, we elected to use the spot method to assess hedge effectiveness. We also elected to exclude the spot-forward difference, referred to as the excluded component, from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. As such, we defer recognition of foreign currency gains and losses within the Foreign currency translation adjustment (CTA) component of OCI, and we reclassify amortization of the excluded component from AOCI to current period earnings within Interest expense within our consolidated statements of operations.

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

Research and Development

We expense research and development (R&D) costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Indefinite-lived Intangibles above for our policy regarding R&D projects acquired in connection with our business combinations and asset purchases.

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

On January 27, 2026, we completed our acquisition of 100 percent of Nalu Medical, Inc. (Nalu Medical), a privately held medical technology company focused on developing and commercializing innovative and minimally invasive solutions for patients with chronic pain. We had been an investor in Nalu Medical since 2017 and previously held an equity stake of approximately nine percent. The transaction to acquire the remaining stake consisted of an upfront cash payment of approximately $517 million, net of cash acquired. The Nalu Medical business will be integrated into our Neuromodulation division.

On January 15, 2026, we announced our entry into a definitive agreement to acquire 100 percent of Penumbra, Inc. (Penumbra), a publicly traded medical technology company primarily focused on thrombectomy products for use in peripheral vascular procedures in the removal of blood clots and blockages. The purchase price is valued at $374 per share, or approximately $14.500 billion. The transaction is expected to be completed in 2026, subject to customary closing conditions. The Penumbra business will be integrated into our Cardiovascular division.
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

On May 7, 2025, we completed our acquisition of the remaining shares of SoniVie Ltd. (SoniVie), a privately held medical device company that has developed the TIVUS™ Intravascular Ultrasound System. An investigational technology, the TIVUS system is designed to denervate nerves surrounding blood vessels to treat a variety of hypertensive disorders, including renal artery denervation for hypertension. We had been an investor in SoniVie since 2022 and held an equity stake of approximately 10 percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of $362 million, net of cash acquired after adjustments for our prior equity stake and other closing adjustments, and an additional future payment of up to $200 million, or $180 million for the portion not previously owned, upon achievement of a regulatory milestone. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests which resulted in a $45 million gain recognized within Other, net during the second quarter of 2025. The SoniVie business will be integrated into our Cardiovascular division.

On May 6, 2025, we completed our acquisition of 100 percent of Intera Oncology®, Inc. (Intera), a privately held medical device company that provides the Intera 3000 Hepatic Artery Infusion Pump and floxuridine – a chemotherapy drug – both of which are approved by the U.S. Food and Drug Administration. The Intera 3000 pump is used to administer hepatic artery infusion therapy to treat tumors in the liver primarily caused by metastatic colorectal cancer. The transaction price consisted of an upfront cash payment, net of cash acquired, of approximately $172 million. The Intera business will be integrated into our Cardiovascular division.

On April 1, 2025, we completed our acquisition of the remaining shares of Bolt Medical, Inc. (Bolt Medical), the developer of an intravascular lithotripsy advanced laser-based platform for the treatment of coronary and peripheral artery disease. We had been an investor in Bolt Medical since 2019 and held an equity stake of approximately 26 percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of $475 million, net of cash acquired after adjustments for our prior equity stake, debt and other closing adjustments, including Bolt Medical's achievement of a regulatory milestone. In addition, the transaction price consists of a future payment of up to $200 million, or approximately $148 million for the portion not previously owned, upon achievement of a second regulatory milestone. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests which resulted in a $185 million gain recognized within Other, net during the second quarter of 2025. The Bolt Medical business will be integrated into our Cardiovascular division.

On January 24, 2025, we completed our acquisition of 100 percent of Cortex, Inc. (Cortex), a privately held medical technology company focused on the development of a diagnostic mapping solution which may identify triggers and drivers outside of the pulmonary veins that are foundational to atrial fibrillation (AF). The transaction price consisted of an upfront cash payment of $239 million, net of cash acquired, and up to an additional $50 million in future payments upon achievement of clinical and other milestones. The Cortex business will be integrated into our Cardiovascular division.

In addition, during 2025, we completed the acquisition of other businesses for which the aggregate transaction price consisted of upfront cash payments of $162 million, net of cash acquired.

Purchase Price Allocation

We accounted for these transactions as business combinations in accordance with FASB ASC Topic 805, Business Combinations (FASB ASC Topic 805). The preliminary purchase prices were comprised of the amounts presented below:

(in millions)	Bolt Medical	SoniVie	Other
Payment for acquisition, net of cash acquired	$475	$362	$756
Fair value of contingent consideration	100	98	38
Fair value of prior interest	207	55	—
	$782	$516	$794

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

(in millions)	Bolt Medical	SoniVie	Other
Goodwill	$304	$248	$507
Amortizable intangible assets	142	—	298
Indefinite-lived intangible assets	376	344	—
Other assets acquired	28	12	98
Liabilities assumed	(22)	(23)	(72)
Net deferred tax liabilities	(46)	(65)	(38)
	$782	$516	$794

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)
Bolt Medical:
Amortizable intangible assets:
Technology-related	$142	12
Indefinite-lived intangible assets:
IPR&D	376	N/A
	$518

SoniVie:
Indefinite-lived intangible assets:
IPR&D	$344	N/A
	$344

Other:
Amortizable intangible assets:
Technology-related	$284	11
Customer relationships and other intangibles	15	12
	$298

Our intangible assets, including technology-related intangible assets and IPR&D, consist of technical processes, intellectual property and institutional understanding with respect to products and processes that we intend to leverage in future products or processes. We used the multi-period excess earnings method, a form of the income approach, to derive the fair value of the technology-related and IPR&D intangible assets. Our amortizable intangibles are amortized on a straight-line basis over their assigned estimated useful lives.

2024 Acquisitions

On September 17, 2024, we completed our acquisition of 100 percent of the outstanding equity of Silk Road Medical, Inc. (Silk Road Medical), a publicly traded medical device company that has developed an innovative platform of products to prevent stroke in patients with carotid artery disease through a minimally-invasive procedure called transcarotid artery revascularization. The transaction consisted of an upfront cash payment of $27.50 per share, or approximately $1.126 billion, net of cash acquired. The Silk Road Medical business is being integrated into our Cardiovascular division.

On November 15, 2024, we completed our acquisition of 100 percent of the outstanding equity of Axonics, Inc. (Axonics), a public medical technology company focused on the development and commercialization of differentiated devices to treat urinary and bowel dysfunction. The transaction consisted of an upfront cash payment of $71.00 per share, or approximately $3.411 billion, net of cash acquired. The Axonics business is being integrated into our Urology division.

Purchase Price Allocation

We accounted for these transactions as business combinations in accordance with FASB ASC Topic 805. The final purchase prices were comprised of the amounts presented below:

(in millions)	Silk Road Medical	Axonics
Payment for acquisition, net of cash acquired	$1,126	$3,411
	$1,126	$3,411

We recorded the assets acquired and liabilities assumed at their respective fair values as of the closing date of the transaction. The final purchase price allocations were comprised of the components presented below, with the excess of the purchase price over the fair value of net identifiable assets acquired recorded to goodwill:

(in millions)	Silk Road Medical	Axonics
Goodwill	$569	$2,162
Amortizable intangible assets	507	1,242
Other assets acquired	117	423
Liabilities assumed	(45)	(183)
Net deferred tax liabilities	(23)	(233)
	$1,126	$3,411

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)

Silk Road Medical:
Amortizable intangible assets:
Technology-related	$447	12
Customer relationships	61	12
	$507

Axonics
Amortizable intangible assets:
Technology-related	$1,157	12
Customer relationships	85	12
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

Contingent Consideration

Changes in the fair value of our contingent consideration liability during 2025 and 2024 associated with current and prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2023	$404
Amount recorded related to current year acquisitions	29
Contingent consideration net expense (benefit)	(5)
Contingent consideration payments and other adjustments	(257)
Balance as of December 31, 2024	$171
Amount recorded related to current year acquisitions	258
Contingent consideration net expense (benefit)	18
Contingent consideration payments	(62)
Balance as of December 31, 2025	$385

In 2025, payments were primarily related to our acquisition of Relievant Medsystems, Inc. following the achievement of sales milestones. In 2024, payments were primarily related to our acquisition of Farapulse, Inc. and Relievant Medsystems, Inc. following the achievement of revenue-based earnouts and sales milestones, respectively.

The maximum amount for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of December 31, 2025, the fair value of such uncapped contingent consideration is estimated at $123 million. As of December 31, 2025, the maximum amount that we could be required to pay under our other capped contingent consideration arrangements (undiscounted) is approximately $671 million.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Commercialization Milestones	$143 million	Discounted Cash Flow	Discount Rate	6%	-	15%	8%
			Probability of Payment	15%	-	100%	99%
			Projected Year of Payment	2026	-	2032	2028
Clinical-based, Regulatory and Other Milestones	$242 million	Discounted Cash Flow	Discount Rate	4%	-	5%	5%
			Probability of Payment	74%	-	86%	79%
			Projected Year of Payment	2026	-	2029	2028
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our clinical, regulatory and revenue-based payments and commercialization milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of December 31, 2025.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of December 31,
(in millions)	2025	2024
Equity method investments	$396	$278
Measurement alternative investments(1, 2)	286	277
	$681	$555
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

In 2025, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $376 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of December 31, 2025		As of December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$14,692	$(9,346)	$14,327	$(8,605)
Patents	493	(382)	481	(381)
Other intangible assets	2,482	(1,732)	2,380	(1,612)
Amortizable intangible assets	$17,667	$(11,461)	$17,188	$(10,598)

Goodwill	$28,182	$(9,900)	$26,989	$(9,900)

IPR&D	813		94
Indefinite-lived intangible assets	$813		$94

The increase in our balance of goodwill and intangible assets is related primarily to our recent acquisitions. Refer to Note B – Acquisitions and Strategic Investments for further detail.

Intangible asset impairment charges were $46 million in 2025, $386 million in 2024 and $58 million in 2023. The impairment charges recorded in 2024 were primarily associated with amortizable intangible assets established in connection with our acquisitions of Cryterion Medical, Inc. (Cryterion) and Devoro Medical, Inc. (Devoro), which were integrated into our Cardiovascular business. Intangible assets acquired from Cryterion were impaired due to strong commercial adoption of our Farapulse™ Pulsed Field Ablation System and the resulting lower revenue projections and cannibalization of our cryoablation business in major markets like the U.S. Intangible assets acquired from Devoro were impaired following management's decision to cancel the related program in the second quarter of 2024.

During the third quarter of 2025, we performed our annual IPR&D impairment test and evaluated our indefinite-lived intangible assets for impairment and concluded the assets were not impaired. We also verified that the classification of IPR&D projects recognized within our consolidated balance sheets continues to be appropriate.

The following represents a roll forward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
Balance as of December 31, 2023	$5,347	$9,041	$14,387
Goodwill acquired	2,172	615	2,787
Impact of foreign currency fluctuations and purchase price and other adjustments	(35)	(51)	(86)
Balance as of December 31, 2024	$7,483	$9,606	$17,089
Goodwill acquired	173	887	1,060
Impact of foreign currency fluctuations and purchase price adjustments	53	81	134
Balance as of December 31, 2025	$7,709	$10,574	$18,282

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

Estimated Amortization expense for each of the five succeeding fiscal years based upon our amortizable intangible asset portfolio, consisting of intangible assets acquired in a business combination or asset acquisition, as well as internally developed patents, as of December 31, 2025 is as follows:

Fiscal Year	(in millions)
2026	$881
2027	869
2028	831
2029	786
2030	625

These estimates do not include amortization expense associated with future acquisitions that have been announced but not yet completed as of December 31, 2025.

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

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, and are intended to protect the U.S. dollar value of forecasted transactions. We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro, Chinese renminbi and Japanese yen. We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro. As of December 31, 2025 and 2024, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (December 2027 Notes).

We also use forward currency contracts that are not part of designated hedging relationships as a part of our strategy to manage our exposure to currency exchange rate risk related to monetary assets and liabilities and related forecast transactions.

Refer to Note A – Significant Accounting Policies for additional information on our accounting policies relating to derivative instruments and hedging activities.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of December 31,
		2025	2024
Forward currency contracts	Cash flow hedge	$7,270	$2,464
Forward currency contracts	Net investment hedge	1,292	741
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	4,163	4,440
Total Notional Outstanding		$13,723	$8,642
(1) Foreign currency-denominated debt is the €900 million debt principal associated with our December 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of December 31, 2025 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Consolidated Statements of Operations(1)	Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Year Ended December 31, 2025
Forward currency contracts
Cash flow hedges	$(187)	$42	$(145)	Cost of products sold	$(81)	$21	$(60)
Net investment hedges(2)	(23)	5	(18)	Interest expense	(31)	7	(24)
Foreign currency-denominated debt
Net investment hedges(3)	(123)	28	(95)	Other, net	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	4	(1)	3
Year Ended December 31, 2024
Forward currency contracts
Cash flow hedges	$184	$(41)	$142	Cost of products sold	$(183)	$41	$(141)
Net investment hedges(2)	65	(15)	51	Interest expense	(18)	4	(14)
Foreign currency-denominated debt
Net investment hedges(3)	60	(13)	46	Other, net	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	1	(0)	1
Year Ended December 31, 2023
Forward currency contracts
Cash flow hedges	$81	$(18)	$63	Cost of products sold	$(235)	$53	$(182)
Net investment hedges(2)	32	(7)	25	Interest expense	(10)	2	(8)
Foreign currency-denominated debt
Net investment hedges(3)	(34)	8	(27)	Other, net	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	3	(1)	2
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

As of December 31, 2025, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$(19)
Forward currency contracts	Net investment hedge	Interest expense	3

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

(in millions)	Location on Consolidated Statements of Operations	Year Ended December 31,
		2025	2024	2023
Net gain (loss) on currency hedge contracts	Other, net	$(174)	$56	$3
Net gain (loss) on currency transaction exposures	Other, net	162	(71)	(44)
Net currency exchange gain (loss)		$(12)	$(16)	$(41)

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

(in millions)	Location on Consolidated Balance Sheets(1)	As of December 31,
		2025	2024
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$99	$149
Forward currency contracts	Other long-term assets	57	79
		156	228
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	25	156
Total Derivative and Nonderivative Assets		$181	$384

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$109	$1
Forward currency contracts	Other long-term liabilities	102	—
Foreign currency-denominated debt(2)	Long-term debt	1,055	930
		1,266	931
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	42	59
Total Derivative and Nonderivative Liabilities		$1,308	$990
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	December 31, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$1,075	$—	$—	$1,075	$120	$—	$—	$120
Publicly-held securities	17	—	—	17	19	—	—	19
Hedging instruments	—	181	—	181	—	384	—	384
Licensing arrangements	—	—	—	—	—	—	24	24
	$1,092	$181	$—	$1,273	$139	$384	$24	$547
Liabilities
Hedging instruments	$—	$1,308	$—	$1,308	$—	$990	$—	$990
Contingent consideration liability	—	—	385	385	—	—	171	171
Licensing arrangements	—	—	7	7	—	—	33	33
	$—	$1,308	$392	$1,700	$—	$990	$203	$1,194

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents or Other current assets within our accompanying consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $1.075 billion invested in money market funds and time deposits as of December 31, 2025 and $120 million as of December 31, 2024, we held $965 million in interest-bearing and non-interest-bearing bank accounts as of December 31, 2025 and $364 million as of December 31, 2024.

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

The fair value of our outstanding debt obligations, excluding finance leases, was $11.154 billion as of December 31, 2025 and $10.330 billion as of December 31, 2024. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

The debt maturity schedule for our long-term debt obligations is presented below:

	Issuance Date	Maturity Date	As of December 31,		Coupon Rate(1)
(in millions, except interest rates)			2025	2024
March 2026 Senior Notes	February 2019	March 2026	—	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	1,058	935	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	881	779	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
March 2029 Senior Notes(3)	February 2024	March 2029	881	779	3.375%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	881	779	1.625%
March 2031 Senior Notes(3)	February 2025	March 2031	999	—	3.000%
March 2032 Senior Notes(3)	February 2024	March 2032	1,469	1,299	3.500%
March 2034 Senior Notes(3)	March 2022	March 2034	588	519	1.875%
March 2034 Senior Notes(3)	February 2025	March 2034	764	—	3.250%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.250%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2026 - 2049	(76)	(70)
Finance Lease Obligation		Various	125	126
Long-term debt			$11,137	$8,968
(1) Coupon rates are semi-annual, except for the euro-denominated notes, which bear an annual coupon.
(2) In accordance with the agreements, the adjusted interest rate on our November 2035 Notes is permanently reinstated to the issuance rate of 6.25% when the lowest credit ratings assigned to these senior notes is either A- or A3 or higher. This required credit rating was attained in the second quarter of 2025 and the interest rate was reset to the issuance rate in November 2025.
(3) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of December 31, 2025 and 2024, respectively.

Contractual maturities of our Senior Notes classified as long-term debt as of December 31, 2025 are as follows (in millions):

Fiscal Year
2027	1,058
2028	1,226
2029	1,154
2030	1,200
Thereafter	6,451

Revolving Credit Facility

On May 10, 2021, we entered into a $2.750 billion revolving credit facility (as amended, supplemented or otherwise modified from time to time, the 2021 Revolving Credit Facility) with a global syndicate of commercial banks. On May 10, 2024, we entered into a third amendment to the 2021 Revolving Credit Facility credit agreement, which provided for, among other things, an extension of the scheduled maturity date to May 10, 2029, an amendment of the Ratings based pricing grid of the Applicable Margin, each as defined in the credit agreement, and reset the applicable date for purposes of determining the amounts of restructuring charges and restructuring-related expenses that may be excluded from consolidated Earnings Before Interest,

Taxes, Depreciation and Amortization (EBITDA), as defined by the credit agreement, for purposes of our maximum leverage ratio covenant, from December 31, 2022 to March 31, 2024, as further discussed under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no amounts outstanding under the 2021 Revolving Credit Facility as of December 31, 2025 or December 31, 2024.

Financial Covenant

As of December 31, 2025, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement as of December 31, 2025	Actual as of December 31, 2025
Maximum permitted leverage ratio(1)	4.50 times	1.92 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the 2021 Revolving Credit Facility credit agreement.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The credit agreement provides for higher leverage ratios, at our election, for the period following a Qualified Acquisition, as defined by the agreement, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. On November 15, 2024, we announced the closing of our acquisition of Axonics, which we had previously designated as a Qualified Acquisition under the credit agreement, increasing the maximum permitted leverage ratio to 4.75 times at that time. As of December 31, 2025, the maximum permitted leverage ratio is 4.50 times. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on May 10, 2024, provides for an exclusion from the calculation of consolidated EBITDA through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions related to restructuring charges and restructuring-related expenses from December 31, 2022 to March 31, 2024. Permitted exclusions include up to $500 million in cash and non-cash restructuring charges and restructuring-related expenses. As of December 31, 2025, we had none of the restructuring charge exclusion remaining; no further restructuring charges will be excluded. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of December 31, 2025, we had $1.160 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. Outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no outstanding commercial paper under our program as of December 31, 2025 and $191 million outstanding as of December 31, 2024.

	As of December 31,
(in millions, except maturity and yield)	2025	2024
Commercial paper outstanding (at par)	$—	$191
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	2,750	2,559
Weighted average maturity	0 days	20 days
Weighted average yield	—%	4.71%

Senior Notes

We had senior notes outstanding of $11.343 billion as of December 31, 2025 and $10.451 billion as of December 31, 2024. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (see Other Arrangements below).

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

	As of December 31, 2025		As of December 31, 2024
Factoring Arrangements	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$193	3.6%	$176	5.3%
Yen denominated	230	1.4%	193	0.9%
Renminbi denominated	26	2.6%	26	2.0%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $203 million as of December 31, 2025 and $206 million as of December 31, 2024, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2025 and December 31, 2024, we had not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets.

As of December 31, 2025, future minimum purchase obligations, relating primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business, were (in millions):

Fiscal Year	Unrecorded Purchase Obligations
2026	$1,051
2027	268
2028	186
2029	90
2030	57
Thereafter	176
$1,830

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our consolidated balance sheets and were $144 million as of December 31, 2025 and $140 million as of December 31, 2024.

The following is a roll forward of outstanding payables related to our supplier finance program:

(in millions)
Balance as of December 31, 2024	$140
Additions	698
Settlements	(694)
Balance as of December 31, 2025	$144

NOTE F – LEASES

We have operating and finance leases for real estate including corporate offices, land, warehouse space, vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). We recognize lease expense on a straight-line basis over the lease term for short-term leases that we do not record on our balance sheet. If there is a change in our assessment of the lease term and, as a result, the remaining lease term extends more than 12 months from the end of the previously determined lease term, or we subsequently become reasonably certain that we will exercise an option to purchase the underlying asset, the lease no longer meets the definition of a short-term lease and is accounted for as either an operating or finance lease and recognized on the balance sheet. In accordance with FASB ASC Topic 842, we account for the lease components and the non-lease components as a single lease component, with the exception of our warehouse leases. Our leases have remaining lease terms of less than 1 year to approximately 51 years, some of which may include options to extend the leases for up to 10 years. If we are reasonably certain we will exercise an option to extend the lease, the time period covered by the extension option is included in the lease term.

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

Our operating lease right-of-use assets are presented within Other long-term assets and corresponding liabilities are presented within Other current liabilities and Other long-term liabilities on our consolidated balance sheets. In December 2024, a previously executed lease for additional office and warehouse space with a noncancellable lease term of 25 years commenced and was accounted for as a finance lease. As of December 31, 2025, the finance lease right-of-use asset had a carrying value of $119 million, recorded in Property, plant and equipment, net, in our consolidated balance sheets, as well as a corresponding current finance lease liability of less than $1 million, and noncurrent finance lease liability of $122 million, recorded in Current debt obligations and Long-term debt, respectively, in our consolidated balance sheets. The discount rate used to calculate the initial right-of-use asset and corresponding liability was 4.8%. In the fourth quarter of 2025, we executed buyout options for $205 million related to previously executed lease agreements for land and additional office and lab space in Maple Grove, Minnesota. The leases were classified as finance leases. The purchase has resulted in the recognition of buildings and land included within Property, plant and equipment, net.

The following table presents supplemental balance sheet information related to our operating leases:

	As of December 31,
(in millions)	2025	2024
Assets
Operating lease right-of-use assets in Other long-term assets	$465	$449
Liabilities
Operating lease liabilities in Other current liabilities	90	81
Operating lease liabilities in Other long-term liabilities	446	401

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

	As of December 31,
	2025	2024
Weighted average remaining lease term	8 years	9 years
Weighted average discount rate	4.1%	3.9%

Our operating lease cost under FASB ASC Topic 842 was $117 million in 2025, $98 million in 2024 and $96 million in 2023.

The following table presents supplemental cash flow information related to our operating leases:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$111	$97	$93

Right-of-use assets obtained in exchange for operating lease obligations were $119 million and $117 million for the years ended December 31, 2025 and 2024, respectively.

The following table presents the maturities of our operating lease liabilities as of December 31, 2025 (in millions):

Fiscal year	Operating Leases (1)
2026	$107
2027	96
2028	82
2029	69
2030	56
Thereafter	248
Total future minimum operating lease payments	656
Less: imputed interest	(121)
Present value of operating lease liabilities	$536
(1) Excludes expected lease payments for lease terms that have not yet commenced.
NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of December 31,
(in millions)	2025	2024
Trade accounts receivable	$3,058	$2,667
Allowance for credit losses	(132)	(109)
	$2,926	$2,558

The following is a roll forward of our Allowance for credit losses:

	Year Ended December 31,
(in millions)	2025	2024	2023
Beginning balance	$109	$110	$109
Credit loss expense	56	41	50
Write-offs	(33)	(43)	(48)
Ending balance	$132	$109	$110

Inventories

	As of December 31,
(in millions)	2025	2024
Finished goods	$1,849	$1,798
Work-in-process	246	193
Raw materials	849	819
	$2,943	$2,810

Approximately 22 percent of our finished goods inventory as of December 31, 2025 and 2024 was at customer locations pursuant to consignment arrangements or held by sales representatives.

Property, plant and equipment, net

	As of December 31,
(in millions)	2025	2024
Land	$173	$144
Buildings and improvements	2,484	2,019
Equipment, furniture and fixtures	3,827	3,630
Capital in progress	1,161	1,035
	7,645	6,827
Less: accumulated depreciation	3,610	3,533
	$4,036	$3,294

Depreciation expense was $471 million in 2025, $412 million in 2024 and $367 million in 2023.

Accrued expenses

	As of December 31,
(in millions)	2025	2024
Payroll and related liabilities	$1,426	$1,288
Rebates	626	494
Other	1,149	991
	$3,201	$2,773
Other current liabilities

	As of December 31,
(in millions)	2025	2024
Deferred revenue	$313	$306
Other	482	581
	$795	$887

NOTE H – INCOME TAXES

Our Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Domestic	$(311)	$(261)	$(394)
Foreign	3,696	2,542	2,379
Total	$3,385	$2,282	$1,985

The related expense (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current
Federal	$242	$310	$189
State	22	31	15
Foreign	241	184	116
Total Current	505	526	320

Deferred
Federal	(66)	(131)	(82)
State	(53)	(52)	(22)
Foreign	107	92	176
Total Deferred	(12)	(90)	73
Total expense (benefit) for income taxes	$493	$436	$393

We adopted ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) on a prospective basis beginning with the year ended December 31, 2025.

The reconciliation of income taxes at the federal statutory rate to the reported rate for income taxes pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
(in millions)	Amount	Percent
U.S. Federal Statutory Tax Rate	$711	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effects(1)	(39)	(1.2)%

Foreign Tax Effects
Costa Rica
Statutory Tax Rate Differential	(349)	(10.3)%
Ireland
Statutory Tax Rate Differential	(136)	(4.0)%
Other	27	0.8%
Other Foreign Jurisdictions	4	0.1%
Effect of Cross-Border Tax Laws
Global Intangible Low-Taxed Income	328	9.7%
Other	(29)	(0.9)%
Tax Credits
Research and Development Tax Credits	(61)	(1.8)%
Nontaxable or Nondeductible Items
Compensation-Related	(37)	(1.1)%
Other	33	1.0%
Other Adjustments	42	1.2%
Reported Tax Rate	$493	14.6%
(1) State taxes in California, New Jersey, Massachusetts, Minnesota, Illinois and Michigan made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of income taxes at the federal statutory rate to the reported rate for income taxes for years prior to our adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023

U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.1%	0.7%
Domestic taxes on foreign earnings	9.2%	6.9%
Effect of foreign taxes	(12.2)%	(15.3)%
Acquisition-related	1.5%	2.2%
Research credit	(3.1)%	(2.9)%
Valuation allowance	0.4%	7.5%
Compensation-related	(0.1)%	0.5%
Non-deductible expenses	0.6%	0.4%
Uncertain tax positions	1.3%	(0.5)%
Return to provision	0.5%	(0.1)%
Change in tax rates	0.1%	(0.6)%
Other, net	(0.2)%	—%
Reported tax rate	19.1%	19.8%

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2025	2024
Deferred Tax Assets:
Inventory costs and related reserves	$52	$15
Tax benefit of net operating losses and credits	626	774
Reserves and accruals	383	320
Restructuring-related	27	12
Litigation and product liability reserves	56	79
Investment write-down	93	73
Compensation-related	207	186
Federal benefit of uncertain tax positions	27	25
Intangible assets	2,898	3,059
Capitalized R&D	336	329
Operating lease liabilities	132	117
Other	23	—
	4,857	4,990
Less: valuation allowance	(1,202)	(1,268)
	3,655	3,722
Deferred Tax Liabilities:
Property, plant and equipment	78	29
Unrealized gains and losses on derivative financial instruments	—	81
Operating right-of-use asset	120	111
Other	2	1
	200	222

Net Deferred Tax Assets	3,456	3,500
Prepaid tax on intercompany profit	299	307
Net Deferred Tax Assets and Prepaid Tax on Intercompany Profit	$3,755	$3,807

Our deferred tax assets, deferred tax liabilities and prepaid tax on intercompany profit are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location on Consolidated Balance Sheets	As of December 31,
Component		2025	2024
Prepaid tax on intercompany profit	Prepaid income taxes	$299	$307
Non-current deferred tax asset	Deferred tax assets	3,675	3,655
Deferred Tax Assets and Prepaid Tax on Intercompany Profit		3,975	3,962

Non-current deferred tax liability	Deferred tax liabilities	220	155
Deferred Tax Liabilities		220	155

Net Deferred Tax Assets and Prepaid Tax on Intercompany Profit		$3,755	$3,807

As of December 31, 2025 and 2024, we had U.S. federal and state tax net operating loss carryforwards and tax credits, the tax effect of which was $529 million and $558 million, respectively. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $97 million as of December 31, 2025, and $216 million as of December 31, 2024. These tax attributes expire periodically beginning in 2026.

After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of our deferred tax assets will not be realized. As a result, we recorded a valuation allowance of $1.202 billion as of December 31, 2025, and $1.268 billion as of December 31, 2024. The decrease in the valuation allowance as of December 31, 2025, compared to December 31, 2024, primarily reflects the release of valuation allowances associated with ongoing restructuring activities. This decrease was partially offset by increases in valuation allowances related to certain foreign deferred tax assets, deferred tax assets acquired during the year, and certain state attributes. The income tax impact of the unrealized gain or loss component of other comprehensive income and stockholders' equity was a benefit of $106 million in 2025, a charge of $30 million in 2024 and a benefit of $39 million in 2023.

Our manufacturing facilities in Costa Rica operate under the Free Trade Zone regime, and we also benefit from tax holidays and tax incentive grants in various other countries. These tax benefits are conditional upon meeting certain thresholds required under statutory law and will expire between fiscal years 2028 and 2034, unless extended. Subsequent to December 31, 2025, we received confirmation from the Costa Rican government that our eligibility for the Free Trade Zone regime has been extended through 2033. This subsequent event did not impact our financial statements for the year ended December 31, 2025, but may impact the effective tax rate in future periods. The tax reductions as compared to the taxes otherwise chargeable favorably impacted Net income (loss) attributable to Boston Scientific common stockholders by $540 million, $353 million and $254 million in fiscal years 2025, 2024 and 2023, respectively, and Net income (loss) per common share - diluted by $0.36, $0.24 and $0.17 in fiscal years 2025, 2024 and 2023, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Beginning Balance	$506	$467	$492
Additions based on positions related to the current year	74	58	65
Additions based on positions related to prior years	54	20	67
Reductions for tax positions of prior years	(10)	(20)	(114)
Settlements with taxing authorities	(14)	—	(14)
Statute of limitation expirations	(15)	(18)	(29)
Ending Balance	$596	$506	$467

At December 31, 2025, 2024 and 2023, there are unrecognized tax benefits of $501 million, $423 million, and $395 million, respectively, that would affect our effective tax rate if recognized.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters and substantially all material state and local income tax matters through 2018. We have concluded substantially all foreign income tax matters through 2015.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $100 million accrued for gross interest and penalties as of December 31, 2025, $78 million as of December 31, 2024, and $70 million as of December 31, 2023. Net tax expense related to interest and penalties was immaterial in 2025, 2024 and 2023.

Unremitted earnings of our international subsidiaries are indefinitely reinvested overseas. We regularly review our plans for reinvestment or repatriation of unremitted foreign earnings, and any future change in our plans would require us to provide for the related net tax impacts. Determining the amount of unrecognized deferred income tax related to our undistributed accumulated foreign earnings and additional outside basis differences is not practicable.

A reconciliation of income taxes paid, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

Year Ended December 31,
(in millions)	2025
U.S. Federal	$317
U.S. State and Local	29

Foreign
Ireland	56
Other Foreign Jurisdictions	159
215

Total	$561

NOTE I – COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings, including intellectual property, product liability, securities and commercial claims and disputes, employment matters, environmental matters, governmental inquiries, investigations and proceedings, and other legal matters that arise from time to time in the ordinary course of our business, including those described below.

In recent years, we have successfully negotiated closure of several long-standing legal matters and have received favorable rulings in several other matters, however, there continues to be outstanding litigation and disputes. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

Intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. From time to time, we face litigation initiated against us by others, including our competitors, claiming that our current or former product offerings infringe patents owned or licensed by them. Intellectual property litigation is inherently complex and unpredictable. In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These dynamics frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. Although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

Product liability, securities, environmental and commercial claims have been asserted against us and similar or other claims may be asserted against us in the future related to events not known to management at the present time. We maintain an insurance policy providing limited coverage against securities claims and we are substantially self-insured with respect to product liability and environmental claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities, environmental and commercial litigation and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

In addition, like other companies in the medical device industry, we are subject to extensive regulation by national, state and local governmental agencies in the U.S. and other countries in which we operate. From time to time, we receive inquiries and have ongoing discussions with governmental agencies with respect to our operations, such as the Securities and Exchange Commission (SEC), the Department of Justice (DOJ) and other U.S. and foreign regulators. These include ongoing and any future investigations with respect to alleged Foreign Corrupt Practices Act (FCPA) violations, U.S.-based subpoenas and DOJ Civil Investigative Demands (CID), and qui tam actions or other governmental investigations often involving regulatory, marketing and other business practices. From time to time, we also self-disclose potential concerns to regulators. It is our standard practice to cooperate with governmental agencies when responding to such inquiries and investigating such matters. These governmental investigations and inquiries could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies and have a material adverse effect on our financial position, results of operations and/or liquidity.

In accordance with FASB ASC Topic 450, Contingencies, we accrue anticipated costs of settlement, damages, losses for claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

Our accrual for legal matters that are probable and estimable was $242 million as of December 31, 2025, and $326 million as of December 31, 2024 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims and matters assumed from acquired companies. We record certain legal charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying consolidated financial statements. We recorded litigation-related net charges of $194 million in 2025 related to the resolution of a legacy IP-related matter related to an acquired company. We did not record any litigation-related net charges (credits) in 2024. We recorded litigation-related net credits of $111 million in 2023 primarily related to the settlement of offensive patent litigation. All other legal charges, credits and costs are recorded within Selling, general and administrative expenses within our accompanying consolidated statements of operations.

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

Upon the Company’s acquisition of Axonics on November 15, 2024, the Company assumed responsibility for all litigation pending against Axonics. On September 18, 2023, Axonics commenced an arbitration dispute against the Al Mann Foundation (AMF), in response to which AMF asserted multiple claims against Axonics. This arbitration was to resolve, among other things, whether AMF terminated its licensing agreement with Axonics and whether Axonics owes royalties to AMF for its non-rechargeable sacral neuromodulation products. The parties reached a confidential settlement resolving all claims in the arbitration in December 2025.

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. On June 1, 2023 (the Mandatory Conversion Date), all outstanding shares of MCPS automatically converted into shares of common stock, with a conversion rate of 2.3834. An aggregate of approximately 24 million shares of common stock were issued upon conversion of the MCPS. Prior to the Mandatory Conversion Date in 2023, the Audit Committee of our Board of Directors, pursuant to authority delegated to such committee by our Board of Directors, declared, and we paid, cash dividends of $28 million, or $1.3750 per MCPS share to holders representing dividend periods through May 2023. Following the mandatory conversion of the MCPS, there were no outstanding shares of MCPS.

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

On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. We did not repurchase any shares of our common stock during 2025 and had the full amount available under the authorization as of December 31, 2025.

There were approximately 263 million shares in treasury as of December 31, 2025 and 2024.

NOTE K – STOCK INCENTIVE AND PURCHASE PLANS

Employee and Director Stock Incentive Plans

In 2020, our Board of Directors and stockholders approved amendments to our 2011 Long-Term Incentive Plan effective October 1, 2020 (Amended and Restated 2011 LTIP), authorizing for issuance up to 171 million shares of our common stock. The Amended and Restated 2011 LTIP covers officers, directors, employees and consultants and provides for the grant of restricted or unrestricted common stock, restricted stock units (RSUs), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based RSUs) and other stock and non-stock awards. Shares reserved under our current and former stock incentive plans totaled approximately 132 million as of December 31, 2025. The Executive Compensation and Human Resources Committee (the Committee) of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and cash awards under the Amended and Restated 2011 LTIP in recognition of the achievement of long-term performance objectives established by the Committee.

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

The following presents the impact of stock-based compensation on our consolidated statements of operations:

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Cost of products sold	$16	$14	$12
Selling, general and administrative expenses	231	206	179
Research and development expenses	53	46	42
	299	266	233
Income tax (benefit) expense	(42)	(39)	(35)
	$257	$227	$198
Net impact per common share - basic	$0.17	$0.15	$0.14
Net impact per common share - assuming dilution	$0.17	$0.15	$0.14

Stock Options

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2025			2024			2023
Options granted (in thousands)	1,340			2,443			2,934
Weighted-average exercise price	$106.06			$65.00			$47.43
Weighted-average grant-date fair value	$36.30			$23.30			$16.83
Black-Scholes Assumptions
Expected volatility	24%			24%			26%
Expected term (in years, weighted)	6.2			6.3			6.3
Risk-free interest rate	3.88%	-	4.47%	4.16%	-	4.20%	3.62%	-	4.75%

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

Information related to stock options under stock incentive plans are as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	21,489	$32
Granted	2,934	47
Exercised	(3,325)	25
Cancelled/forfeited	(249)	44
Outstanding as of December 31, 2023	20,850	$36
Granted	2,443	65
Exercised	(3,866)	28
Cancelled/forfeited	(243)	50
Outstanding as of December 31, 2024	19,183	$41
Granted	1,340	106
Exercised	(4,056)	32
Cancelled/forfeited	(206)	74
Outstanding as of December 31, 2025	16,261	$48	5.5	$783
Exercisable as of December 31, 2025	11,537	40	4.5	643
Expected to vest as of December 31, 2025	4,583	68	7.9	137
Total vested and expected to vest as of December 31, 2025	16,120	$48	5.4	$780
The total intrinsic value of stock options exercised was $290 million in 2025, $184 million in 2024 and $89 million in 2023.

Non-Vested Stock

We value RSAs and RSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2022	9,438	$41
Granted	3,958	49
Vested(1)	(3,624)	39
Forfeited	(485)	44
Balance as of December 31, 2023	9,287	$45
Granted	3,322	66
Vested(1)	(3,717)	43
Forfeited	(349)	50
Balance as of December 31, 2024	8,544	$54
Granted	2,554	106
Vested(1)	(3,495)	50
Forfeited	(371)	77
Balance as of December 31, 2025	7,232	$72
(1) The number of shares vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The total vesting date fair value of shares that vested was approximately $367 million in 2025, $248 million in 2024 and $171 million in 2023.

Market-based RSU Awards

During 2025, 2024 and 2023 we granted market-based RSU awards to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total stockholder return (TSR) of our common stock as compared to the TSR of the common stock of the other companies in the S&P 500 Health Care Index over a three-year period. The number of RSUs ultimately granted under this program range from 0 percent to 200 percent of the target number awarded to the participant as determined by achievement of the TSR criteria of the program. In addition, in general, award recipients must remain employed by us throughout the three-year period to attain the full amount of the market-based RSUs that satisfied the market performance criteria.

The following table presents the fair value of the awards currently expected to vest as of December 31, 2025, and the assumptions used in Monte Carlo simulations to determine fair value of the awards:

	2025	2024	2023
	Awards	Awards	Awards
Fair value, net of forfeitures to date (in millions)	$19	$14	$13
Stock price on date of grant	$106.14	$64.99	$47.28
Measurement period (in years)	2.9	2.9	2.9
Risk-free rate	4.26%	4.23%	4.31%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.

Organic Net Sales Growth Performance-based RSU Awards

During 2025, 2024 and 2023 we granted organic net sales growth (ONSG) performance-based RSU awards to certain members of our senior management team. The attainment of these performance-based RSUs is based on our organic net sales growth over a three-year performance period against a target set by the Committee. The number of RSUs ultimately granted under this program range from 0 percent to 200 percent of the target number of performance-based RSUs awarded to the participant as determined by achievement of the performance criteria of the program.

The following table presents our assumptions used in determining the fair value of our ONSG awards currently expected to vest as of December 31, 2025:

	2025 ONSG	2024 ONSG	2023 ONSG
Fair value, net of forfeitures to date (in millions)	$23	$20	$19
Achievement of target payout(1)	200%	200%	200%
Stock price used in determining fair value	$106.14	$64.99	$47.28
(1) Company's estimate of target payout as of December 31, 2025.

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

We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. FASB ASC Topic 718, Compensation – Stock Compensation allows forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately five percent to all unvested stock-based awards as of December 31, 2025, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually or more frequently if there are significant changes in circumstances and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Unrecognized Compensation Cost

We expect to recognize the following future expense for awards outstanding as of December 31, 2025:

	Unrecognized Compensation Cost (in millions) (1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$41
Non-vested stock awards	258
	$299	1.6
(1) Amounts presented represent compensation cost, net of estimated forfeitures.

Employee Stock Purchase Plan

Our global employee stock purchase plan provides for the granting of options to purchase up to 60 million shares of our common stock to all eligible employees. Under the global employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2025, there were approximately 4 million shares available for future issuance under the employee stock purchase plan.
Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

	Year Ended December 31,
	2025			2024			2023
Shares issued or to be issued (in thousands)	2,113			2,409			2,623
Range of purchase prices	$75.97	-	$81.05	$49.16	-	$64.95	$39.11	-	$45.51
Expense recognized (in millions)	$45			$34			$29

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period.
NOTE L – WEIGHTED AVERAGE SHARES OUTSTANDING

	Year Ended December 31,
(in millions)	2025	2024	2023
Weighted average shares outstanding - basic	1,480.4	1,471.5	1,453.0
Net effect of common stock equivalents	14.1	14.4	10.6
Weighted average shares outstanding - diluted	1,494.5	1,485.9	1,463.5

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Year Ended December 31,
(in millions)	2025	2024	2023
Stock options outstanding(1)	1	—	0
MCPS(2)	—	—	10
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

In 2023, the effect of assuming the conversion of our MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income (loss) was reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating Net income (loss) attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

NOTE M – SEGMENT REPORTING

We aggregate our core businesses into two reportable segments: MedSurg and Cardiovascular, each of which generates revenues from the sale of medical devices. In accordance with FASB ASC Topic 280, Segment Reporting, we identified our reportable segments based on the nature of our products, production processes, type of customer, selling and distribution methods and regulatory environment, as well as the economic characteristics of each of our operating segments. In the fourth quarter of 2025, we reorganized our operating segments; this change had no impact on our reportable segments. Our chief operating decision maker (CODM) is our President and Chief Executive Officer.
We measure and evaluate our reportable segments based on their respective net sales, cost of goods sold, selling, general and administrative expenses, research and development expenses, operating income, excluding intersegment profits, and operating income as a percentage of net sales, all based on internally-derived standard currency exchange rates to exclude the impact of foreign currency, which may be updated from year to year. We exclude from segment expenses and segment operating income certain corporate-related expenses and certain transactions or adjustments that our CODM considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and European Union (EU) Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from segment expenses and segment operating income, they are included in reported Income (loss) before income taxes within our consolidated statements of operations and are included in the reconciliation below. The CODM uses segment operating income in the strategic plan, annual operating plan and other forecasting cycles. During these forecasting cycles, the CODM compares budget versus actual results to evaluate both internal and external events and conditions, which are used in assessing the performance of the reportable segments and to allocate resources across our reportable segments. Refer to Note N – Revenue for net sales by reportable segment presented in accordance with GAAP.

A reconciliation of sales and operating income for the reportable segments to the applicable line items within our accompanying consolidated statements of operations is as follows (in millions, except percentages). Prior period amounts have been restated at constant currency to conform to the current year presentation.

	Year Ended December 31, 2025
	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$6,829		$13,266		$20,095
Impact of foreign currency fluctuations					(21)
Total net sales					$20,074
Segment expenses:
Cost of products sold	1,917	28.1%	3,945	29.7%
Selling, general and administrative expenses	2,117	31.0%	3,685	27.8%
Research and development expenses	507	7.4%	1,309	9.9%
Other segment items(1)	20	0.3%	25	0.2%
Segment operating income(2)	2,268	33.2%	4,303	32.4%	6,570
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(958)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(1,102)
Amortization expense					(897)
Operating income (loss)					3,613
Other income (expense), net					(228)
Income (loss) before income taxes					$3,385

	Year Ended December 31, 2024
	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$6,032		$10,840		$16,873
Impact of foreign currency fluctuations					(125)
Total net sales					$16,747
Segment expenses:
Cost of products sold	1,650	27.4%	3,411	31.5%
Selling, general and administrative expenses	1,817	30.1%	3,201	29.5%
Research and development expenses	463	7.7%	979	9.0%
Other segment items(1)	14	0.2%	19	0.2%
Segment operating income(2)	2,088	34.6%	3,230	29.8%	5,318
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(788)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(1,070)
Amortization expense					(856)
Operating income (loss)					2,603
Other income (expense), net					(321)
Income (loss) before income taxes					$2,282

	Year Ended December 31, 2023
	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$5,433		$8,828		$14,261
Impact of foreign currency fluctuations					(21)
Total net sales					$14,240
Segment expenses:
Cost of products sold	1,471	27.1%	2,809	31.8%
Selling, general and administrative expenses	1,642	30.2%	2,781	31.5%
Research and development expenses	428	7.9%	859	9.7%
Other segment items(1)	20	0.4%	23	0.3%
Segment operating income(2)	1,872	34.5%	2,355	26.7%	4,227
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(489)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(567)
Amortization expense					(828)
Operating income (loss)					2,343
Other income (expense), net					(358)
Income (loss) before income taxes					$1,985
(1) Includes royalty expense.
(2) Calculated as Net sales of reportable segments less Segment expenses.

	Year Ended December 31,
Depreciation expense (in millions)	2025	2024	2023
MedSurg	$115	$110	$103
Cardiovascular	355	302	263
Consolidated depreciation expense	$471	$412	$367

	As of December 31,
Total assets (in millions)	2025	2024
MedSurg	$3,392	$3,093
Cardiovascular	7,999	7,084
Total assets of reportable segments	11,391	10,177
Goodwill	18,282	17,089
Other intangible assets, net	7,019	6,684
All other corporate assets	6,981	5,446
	$43,673	$39,395

	As of December 31,
Long-lived assets (in millions)	2025	2024
U.S.	$1,919	$1,461
Ireland	750	631
Costa Rica	637	530
Other countries	730	672
Property, plant and equipment, net	4,036	3,294
Goodwill	18,282	17,089
Other intangible assets, net	7,019	6,684
Operating lease right-of-use assets in Other long-term assets	465	449
	$29,802	$27,516

NOTE N – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes within our consolidated statements of operations. In the fourth quarter of 2025, we reorganized our business structure into four operating segments. The following tables disaggregate our revenue from contracts with customers by business unit and geographic region (in millions). Generally, we allocate revenue from contracts with customers to geographic regions based on the location where the sale originated. We have revised prior periods to conform to current year presentation.

	Year Ended December 31,
	2025			2024			2023
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$1,802	$1,115	$2,916	$1,651	$1,036	$2,687	$1,511	$970	$2,482
Urology	2,000	709	2,709	1,557	643	2,200	1,369	595	1,964
Neuromodulation	914	285	1,199	847	259	1,106	736	240	976
MedSurg	4,715	2,108	6,824	4,054	1,939	5,993	3,617	1,805	5,422
Interventional Cardiology & Vascular Therapies	2,007	2,632	4,639	1,607	2,592	4,199	1,436	2,355	3,791
Watchman	1,791	167	1,958	1,371	145	1,516	1,155	119	1,274
Electrophysiology	2,311	1,014	3,325	1,256	648	1,904	370	430	800
Cardiac Rhythm Management	1,425	907	2,332	1,403	876	2,279	1,405	813	2,218
Interventional Oncology & Embolization	615	381	996	518	338	856	442	294	736
Cardiovascular	8,149	5,101	13,250	6,156	4,599	10,755	4,808	4,011	8,819
Total Net Sales	$12,864	$7,210	$20,074	$10,210	$6,538	$16,747	$8,425	$5,816	$14,240

Refer to Note M – Segment Reporting for information on our reportable segments.

	Year Ended December 31,
Geographic Regions	2025	2024	2023
U.S.	$12,864	$10,210	$8,425
Europe, Middle East and Africa	3,451	3,228	2,856
Asia-Pacific	3,080	2,686	2,400
Latin America and Canada	678	624	560
Total Net Sales	$20,074	$16,747	$14,240

Emerging Markets(1)	$2,985	$2,680	$2,310
(1) Our Emerging Markets countries include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying consolidated balance sheets. Our deferred revenue balance was $682 million as of December 31, 2025 and $635 million as of December 31, 2024. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiovascular business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx II+™ Insertable Cardiac Monitor system, also within our Cardiovascular business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $264 million in 2025 that was included in the above contract liability balance as of December 31, 2024.

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

NOTE O – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2024	$136	$155	$(16)	$275
Other comprehensive income (loss) before reclassifications	(673)	(145)	12	(806)
(Income) loss amounts reclassified from accumulated other comprehensive income	(24)	(58)	3	(79)
Total other comprehensive income (loss)	(697)	(202)	15	(885)
Balance as of December 31, 2025	$(561)	$(48)	$(2)	$(610)

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2023	$(96)	$154	$(8)	$49
Other comprehensive income (loss) before reclassifications	246	142	(9)	379
(Income) loss amounts reclassified from accumulated other comprehensive income	(14)	(141)	1	(154)
Total other comprehensive income (loss)	232	1	(8)	225
Balance as of December 31, 2024	$136	$155	$(16)	$275

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustment and our cash flow hedges recorded in Net change in derivative financial instruments.

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by income tax impacts of approximately $5 million in 2025 and approximately $3 million in 2024.

NOTE P – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our consolidated financial statements. During 2025, we implemented the following standard on a prospective basis, which did not have a material impact on our consolidated financial statements:

ASC Update No. 2023-09

ASU 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 modifies the rules on income tax disclosures to require entities to annually disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes.

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

We use a December 31 measurement date for these plans and record the net unfunded and underfunded portion as a liability within non-current liabilities, with the current portion within accrued expenses, on the consolidated balance sheets, recognizing changes primarily through OCI. As of December 31, 2025 and 2024, the funded status of our plans was unfunded or underfunded in aggregate. The outstanding obligation is as follows:

	As of December 31, 2025
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$58	$62	$—	$62
Other International Retirement Plans	142	170	113	57
	$200	$232	$113	$119

	As of December 31, 2024
(in millions)	ABO	PBO	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$56	$60	$—	$60
Other International Retirement Plans	150	167	100	67
	$206	$227	$100	$127

A reconciliation of the changes in the PBO for our retirement plans is as follows:

	Year Ended December 31,
(in millions)	2025	2024
Beginning obligations	$227	$218
Service costs	11	10
Interest costs	7	7
Actuarial (gain) loss	(10)	10
Plan curtailments/settlements	(4)	—
Employee contributions	0	—
Plan amendments and assumption changes	(7)	4
Benefits paid	(10)	(10)
Impact of foreign currency fluctuations	18	(11)
Ending obligation	$232	$227

The critical assumptions associated with our employee retirement plans for 2025 are as follows:

	Weighted Average Discount Rate	Weighted Average Expected Return	Weighted Average Rate of Compensation Increase(1)

Domestic Retirement Plans	4.85%	n/a	2.00%
Other International Retirement Plans	3.09%	2.99%	3.25%
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

A reconciliation of the changes in the fair value of plan assets for our funded retirement plans is as follows:

	Year Ended December 31,
(in millions)	2025	2024
Beginning fair value	$100	$101
Actual return on plan assets	2	3
Employer contributions	15	11
Participant contributions	1	1
Plan curtailments/settlements	(4)	—
Actuarial gain (loss)	0	1
Benefits paid	(9)	(10)
Impact of foreign currency fluctuations	8	(8)
Ending fair value	$113	$100

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

Expected benefit payments are estimated based on the same assumptions used in determining our benefit obligation as of December 31, 2025. Actual benefit payments will depend on future employment and compensation, average years employed and average life spans, in addition to other factors. Changes in any of these factors could significantly impact these estimated future benefit payments. Benefit payments expected to be paid during the next ten years for our Domestic Retirement Plans and our Other International Retirement Plans are as follows:

(in millions)	Post Retirement Benefits
2026	$22
2027	16
2028	12
2029	10
2030	20
2031 - 2035	79

Defined Contribution Plan

We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match 200 percent of employee elective deferrals for the first two percent of employee eligible compensation and 50 percent of employee elective deferrals greater than two percent, but not exceeding six percent, of employee eligible compensation. Total expense for our matching contributions to the plan was $166 million in 2025, $147 million in 2024 and $135 million in 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2025, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Management’s annual report on our internal control over financial reporting is included in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The report of Ernst & Young LLP on our internal control over financial reporting is included in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

Previously, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. In August 2025, we transitioned to the new ERP system for a significant portion of our Europe, Middle East, and Africa commercial operations. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our business processes and internal control over financial reporting during the year ended December 31, 2025. We have implemented or enhanced our internal control activities, where applicable, for any changes that occurred and will continue to monitor the impact on our processes, procedures, and internal control over financial reporting. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

(b)

On November 13, 2025, Miriam O’Sullivan, our Senior Vice President and Chief Human Resources Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. O’Sullivan’s plan covers the sale of 14,912 shares of our common stock to be acquired upon exercise of stock options. Transactions under Ms. O’Sullivan’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Ms. O’Sullivan’s plan will terminate on the earlier of December 31, 2026, or the date all shares subject to the plan have been sold.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, New York, NY, (PCAOB ID 42).
The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

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

2.1
Agreement and Plan of Merger, dated as of January 14, 2026, among the Company, Pinehurst Merger Sub, Inc. and Penumbra, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 15, 2026, File No. 1-11083).

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

4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on February 18, 2024, File No. 1-11083).

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

4.19	Form of 1.375% Senior Note due March 8, 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

4.20	Form of 1.625% Senior Note due March 8, 2031 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

4.21	Form of 1.875% Senior Note due March 8, 2034 (incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

4.22	Form of 3.375% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 27, 2024, File No. 1-11083).

4.23	Form of 3.500% Senior Note due 2032 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on February 27, 2024, File No. 1-11083).

4.24	Form of 3.000% Senior Note due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 26, 2025, File No. 1-110183).

4.25	Form of 3.250% Senior Note due 2034 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 26, 2025, File No. 1-110183).

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

10.2
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

10.3
Second Amendment, dated as of March 1, 2023, to Credit Agreement, dated as of May 10, 2021, by and among the Company, the several lenders parties thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023, File No. 1-011083.

10.4
Third Amendment, dated as of May 10, 2024, to the Credit Agreement, dated as of May 10, 2021, by and among Boston Scientific Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 1, 2024, File No. 1-11083).#

10.5
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2000 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 10, 2004, File No. 1-11083).#

10.6
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed August 7, 2012, File No. 1-11083).#

10.7
Form of Boston Scientific Corporation Excess Benefit Plan, as amended (incorporated herein by reference to Exhibits 10.1 and 10.4 to the Company's Current Reports on Form 8-K filed on July 5, 2005 and December 22, 2008, respectively, File No. 1-11083).#

10.8
Form of Trust under the Boston Scientific Corporation Excess Benefit Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 5, 2005, File No. 1-11083).#

10.9
Boston Scientific Corporation 2011 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, File No. 1-11083).#

10.10
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2003 and 2011 Long-Term Incentive Plans (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, File No. 1-11083).#

10.11
Form of Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2011, File No. 1-11083).#

10.12
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.100 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, File No. 1-11083).#

10.13
Form of Offer Letter by and between the Company and Joseph M. Fitzgerald dated February 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, filed on May 6, 2015, File No. 1-11083). #

10.14
Boston Scientific Corporation Domestic Relocation Policy Tier 5 Executive Officer Homeowner, effective January 2007 and updated July 2012 (incorporated herein by reference to Exhibit 10.118 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-11083).#

10.15
Form of Offer Letter by and between the Company and Daniel J. Brennan, dated October 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 24, 2013 File No. 1-11083).#

10.16
Form of Long-Term Incentive Plan Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 7, 2013, File No. 1-11083).#

10.17
Boston Scientific Corporation Executive Retirement Plan, as amended and restated effective March 1, 2025. (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 18, 2025. File No. 1-11083). #

10.18
Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.19
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.20
Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.21
Form of 2016 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016, File No. 1-11083). #

10.22
Form of 2017 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 3, 2017, File No. 1-11083).#

10.23
Form of 2018 Global Non-Qualified Stock Option Agreement under the Company's the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed on May 1, 2018, File No. 1-11083).#

10.24
Form of 2018 Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the Company's 2011 Long-Term Incentive Plan# (incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 10-Q quarter ended March 31, 2018, filed on May 1, 2018, File No. 1-11083). #

10.25
Form of 2019 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on April 29, 2019, File No. 1-11083).#

10.26
Form of 2020 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.27
Amended and Restated 2011 Long-Term Incentive Plan of the Company, as amended January 1, 2025 (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 18, 2025, File No. 1-11083).#

10.28
Form of 2021 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.29
Form of 2022 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.30
Form of 2022 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.77 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.31	Form of EC Non-CEO Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2022, File No. 1-11083). #

10.32
Form of Offer Letter by and between the Company and Arthur Butcher, dated April 1, 2022 (incorporated herein by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.33
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

10.36*	Boston Scientific Corporation Deferred Bonus Plan, as amended and restated effective December 1, 2023. #

10.37
Boston Scientific Corporation 2023 Relative Total Shareholder Return Performance Share Program, Performance Period January 1, 2023 – December 31, 2025 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2022, File No. 1-11083). #

10.38
Boston Scientific Corporation 2023 Organic Net Sales Growth Performance Share Program, Performance Period January 1 – December 31, 2023, (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2022, File No. 1-11083)). #

10.39
Form of 2023 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

10.40
Form of 2023 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

10.41
Form of 2023 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

10.42
Form of 2023 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Organic Net Sales Growth) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

10.43
Boston Scientific Corporation 2024 Relative Total Shareholder Return Performance Share Program, Performance Period January 1, 2024 – December 31, 2026 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2023, File No. 1-11083).#

10.44
Boston Scientific Corporation 2024 Organic Net Sales Growth Performance Share Program, Performance Period January 1, 2024 – December 31, 2026 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2023, File No. 1-11083).#

10.45
Form of 2024 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 1, 2024, File No. 1-11083). #

10.46
Form of 2024 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 1, 2024, File No. 1-11083). #

10.47
Form of 2024 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 1, 2024, File No. 1-11083). #

10.48
Form of 2024 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Organic Net Sales Growth) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 1, 2024, File No. 1-11083). #

10.49
Form of Restricted Stock Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 18, 2025, File No. 1-1108). #

10.50
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 18, 2025, File No. 1-1108). #

10.51
Boston Scientific Corporation 2025 Annual Bonus Plan, Performance Period January 1 to December 31, 2025, as amended (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 1, 2025, File No. 1-11083).#

10.52
Boston Scientific Corporation 2025 Relative Total Shareholder Return Performance Share Program, Performance Period January 1, 2025 – December 31, 2027 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2024, File No. 1-11083).#

10.53
Boston Scientific Corporation 2025 Organic Net Sales Growth Performance Share Program, Performance Period January 1, 2025 – December 31, 2027 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2024, File No. 1-11083).#

10.54
Boston Scientific Corporation 2026 Annual Bonus Plan, Performance Period January 1 to December 31, 2026, (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2025, File No. 1-11083).#

10.55
Boston Scientific Corporation 2026 Relative Total Shareholder Return Performance Share Program, Performance Period January 1, 2026 – December 31, 2028 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2025, File No. 1-11083).#

10.56
Boston Scientific Corporation 2026 Organic Net Sales Growth Performance Share Program, Performance Period January 1, 2026 – December 31, 2028 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 19, 2025, File No. 1-11083).#

10.57*	Form of Indemnification Agreement. #

10.58
Form of Offer Letter dated April 18, 2025 between Mr. Monson and Boston Scientific Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 23, 2025, File No. 1-110183). #

10.59
Form of EC Non-CEO Change in Control Agreement. # (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 1, 2025, File No. 1-110183). #

19*	Boston Scientific Corporation Stock Trading Policy

21*	List of Boston Scientific's subsidiaries as of January 31, 2026.

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

Dated: February 17, 2026	Boston Scientific Corporation

	By:	/s/ Jonathan Monson

Jonathan Monson
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 17, 2026	By:	/s/ Jonathan Monson

Jonathan Monson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 17, 2026	By:	/s/ Michael F. Mahoney

Michael F. Mahoney
Director, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 17, 2026	By:	/s/ Emily M. Woodworth

Emily M. Woodworth
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 17, 2026	By:	/s/ Yoshiaki Fujimori

Yoshiaki Fujimori
Director

Dated: February 17, 2026	By:	/s/ David Habiger

David Habiger
Director

Dated: February 17, 2026	By:	/s/ Edward J. Ludwig

Edward J. Ludwig
Director

Dated: February 17, 2026	By:	/s/ Jessica L. Mega

Jessica L. Mega
Director

Dated: February 17, 2026	By:	/s/ Susan E. Morano

Susan E. Morano
Director

Dated: February 17, 2026	By:	/s/ Cheryl Pegus

Cheryl Pegus
Director

Dated: February 17, 2026	By:	/s/ John E. Sununu

John E. Sununu
Director

Dated: February 17, 2026	By:	/s/ David S. Wichmann

David S. Wichmann
Director

Dated: February 17, 2026	By:	/s/ Ellen M. Zane

Ellen M. Zane
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS

Description (in millions)	Balance at Beginning of Year	Credit loss exposure(1)	Write-offs(2)	Balance at End of Year
Year Ended December 31, 2025:
Allowances for credit losses	$109	56	(33)	$132
Year Ended December 31, 2024:
Allowances for credit losses	$110	41	(43)	$109
Year Ended December 31, 2023:
Allowances for credit losses	$109	50	(48)	$110

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