Form 10-Q
period 2026-03-31
BOSTON SCIENTIFIC CORP
filed 2026-05-01
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of April 29, 2026 was 1,486,355,179.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Quarterly Report) contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend,” “aim,” "goal," "target," "continue," "hope," "may" and similar words. These forward-looking statements include, among other things, statements regarding our financial and operating performance; acquisitions; clinical trials; business plans and product performance; new and anticipated product approvals and launches; intellectual property; regulations and accounting pronouncements; legal proceedings; tax matters and regulations; and macroeconomic and geopolitical conditions. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements.

The forward-looking statements in this Quarterly Report are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements made throughout this Quarterly Report, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: economic conditions, including the impact of foreign currency fluctuations; future U.S. and global political, competitive, reimbursement and regulatory conditions, including changing trade and tariff policies; geopolitical events, conflicts and tensions; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by public health emergencies or extreme weather or other climate change-related events; labor shortages and increases in labor costs; variations in outcomes of ongoing and future clinical trials and market studies; new product introductions and the market acceptance of those products; market competition for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve sustainability goals; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Item 1A. Risk Factors in our most recent Annual Report on Form 10-K, which we may update in Part II, Item 1A. Risk Factors in Quarterly Reports on Form 10-Q that we have filed or will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required by law. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

PART I
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025

Net sales	$5,203	$4,663
Cost of products sold (excluding amortization expense)	1,590	1,453
Gross profit	3,614	3,210

Operating expenses:
Selling, general and administrative expenses	1,781	1,597
Research and development expenses	516	443
Royalty expense	12	14
Amortization expense	232	219
Contingent consideration net expense (benefit)	(30)	5
Restructuring net charges (credits)	3	10
	2,513	2,288
Operating income (loss)	1,101	921

Other income (expense):
Interest expense	(90)	(82)
Other, net	151	(34)
Income (loss) before income taxes	1,162	805
Income tax expense (benefit)	(176)	133
Net income (loss)	1,339	672
Net income (loss) attributable to noncontrolling interests	(2)	(2)
Net income (loss) attributable to Boston Scientific common stockholders	$1,341	$674

Net income (loss) per common share — basic	$0.90	$0.46
Net income (loss) per common share — diluted	$0.90	$0.45

Weighted-average shares outstanding
Basic	1,484.9	1,477.2
Diluted	1,495.0	1,493.1

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Net income (loss)	$1,339	$672
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	135	(214)
Net change in derivative financial instruments	79	(86)
Net change in defined benefit pensions and other items	1	(0)
Other comprehensive income (loss)	214	(300)
Comprehensive income (loss)	$1,553	$372
Net income (loss) attributable to noncontrolling interests	(2)	(2)
Other comprehensive income (loss) attributable to noncontrolling interests	3	2
Comprehensive income (loss) attributable to noncontrolling interests	1	1
Comprehensive income attributable to Boston Scientific common stockholders	$1,552	$372

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,453	$1,965
Trade accounts receivable, net	3,027	2,926
Inventories	3,117	2,943
Prepaid income taxes	358	299
Other current assets	729	660
Total current assets	8,684	8,794
Property, plant and equipment, net	4,063	4,036
Goodwill	18,536	18,282
Other intangible assets, net	7,060	7,019
Deferred tax assets	3,953	3,675
Other long-term assets	2,054	1,866
TOTAL ASSETS	$44,351	$43,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$41	$299
Accounts payable	1,141	1,144
Accrued expenses	2,514	3,201
Other current liabilities	875	795
Total current liabilities	4,571	5,439
Long-term debt	10,988	11,137
Deferred tax liabilities	219	220
Other long-term liabilities	2,469	2,405

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - 0 shares issued as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - 1,749,584,151 shares issued as of March 31, 2026 and 1,746,290,165 shares issued as of December 31, 2025	17	17
Treasury stock, at cost - 263,289,848 shares as of March 31, 2026 and December 31, 2025	(2,251)	(2,251)
Additional paid-in capital	21,584	21,505
Retained earnings	6,912	5,571
Accumulated other comprehensive income (loss), net of tax	(398)	(610)
Total stockholders’ equity	25,864	24,233
Noncontrolling interests	240	239
Total equity	26,104	24,472
TOTAL LIABILITIES AND EQUITY	$44,351	$43,673

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share data)	2026	2025
Common stock shares issued
Beginning	1,746,290,165	1,737,846,196
Impact of stock-based compensation plans	3,293,986	4,642,132
Ending	1,749,584,151	1,742,488,328

Common stock
Beginning	$17	$17
Impact of stock-based compensation plans	0	0
Ending	$17	$17
Treasury stock
Beginning	$(2,251)	$(2,251)
Repurchase of common stock	—	—
Ending	$(2,251)	$(2,251)
Additional paid-in capital
Beginning	$21,505	$21,056
Impact of stock-based compensation plans	79	70
Ending	$21,584	$21,127
Retained earnings
Beginning	$5,571	$2,673
Net income (loss)	1,339	672
Net (income) loss attributable to noncontrolling interests	2	2
Ending	$6,912	$3,347
Accumulated other comprehensive income (loss), net of tax
Beginning	$(610)	$275
Changes in other comprehensive income (loss)	211	(302)
Ending	$(398)	$(28)
Total stockholders' equity	$25,864	$22,212

Noncontrolling interests
Beginning	$239	$233
Net income (loss) attributable to noncontrolling interests	(2)	(2)
Changes in other comprehensive income (loss)	3	2
Ending	$240	$233

Total equity	$26,104	$22,446

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Net income (loss)	$1,339	$672
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	351	325
Deferred and prepaid income taxes	(351)	41
Stock-based compensation expense	83	74
Net loss (gain) on investments and notes receivable	(158)	28
Contingent consideration net expense (benefit)	(30)	5
Inventory step-up amortization	2	81
Other, net	27	(7)
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(117)	(107)
Inventories	(177)	(109)
Other assets	(109)	(77)
Accounts payable, accrued expenses and other liabilities	(512)	(385)
Cash provided by (used for) operating activities	348	541

Investing activities:
Purchases of property, plant and equipment and internal use software	(177)	(187)
Payments for acquisitions of businesses, net of cash acquired	(523)	(239)
Proceeds from (payments for) investments and acquisitions of certain technologies	61	(77)
Other, net	48	3
Cash provided by (used for) investing activities	(591)	(500)

Financing activities:
Payments for finance leases	(0)	(36)
Payments on short-term borrowings	(259)	(1,083)
Net increase (decrease) in commercial paper	—	(192)
Proceeds from long-term borrowings, net of debt issuance costs	—	1,558
Cash used to net share settle employee equity awards	(85)	(118)
Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans	81	115
Other, net	3	(10)
Cash provided by (used for) financing activities	(260)	233

Effect of foreign exchange rates on cash	(0)	39
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(504)	314

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,147	606
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,643	$919

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	As of March 31,
(in millions)	2026	2025
Reconciliation to amounts within the unaudited consolidated balance sheets:
Cash and cash equivalents	$1,453	$725
Restricted cash and restricted cash equivalents included in Other current assets	71	103
Restricted cash equivalents included in Other long-term assets	119	91
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,643	$919

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

On March 31, 2026, we entered into a definitive agreement to acquire 100 percent of Scivita Medical Technology Co., Ltd. (Scivita Medical), a privately held medical technology company focused on the development and commercialization of innovative medical endoscopes and related products. We have been an investor in Scivita Medical since 2024 and currently own an equity stake of approximately one percent. The transaction price to acquire the remaining stake is expected to result in an upfront cash payment of $200 million in addition to cash acquired upon closing and up to an additional $30 million in future payments upon achievement of commercialization milestones. The transaction is expected to close during the third quarter of 2026, subject to customary closing conditions. The Scivita Medical portfolio complements our existing Endoscopy and Urology portfolios which will provide physicians with more treatment options to meet specific patient needs.

On January 15, 2026, we announced our entry into a definitive agreement to acquire 100 percent of Penumbra, Inc. (Penumbra), a publicly traded medical technology company primarily focused on thrombectomy products for use in peripheral vascular procedures in the removal of blood clots and blockages. At the time of announcement, the purchase price was valued at $374 per share, or approximately $14.500 billion. On March 16, 2026, we and Penumbra each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with its review of the transaction. We and Penumbra are responding to the Second Request and continue to work cooperatively with the FTC in its review. The transaction is expected to be completed in the second half of 2026, subject to receipt of Penumbra's stockholder approval and the satisfaction of other customary closing conditions, including regulatory clearances. The Penumbra business will be integrated into our Cardiovascular division.

2026 Acquisitions

On January 27, 2026, we completed our acquisition of 100 percent of Nalu Medical, Inc. (Nalu Medical), a privately held medical technology company focused on developing and commercializing innovative and minimally invasive solutions for patients with chronic pain. We had been an investor in Nalu Medical since 2017 and previously held an equity stake of approximately nine percent. The transaction to acquire the remaining stake consisted of an upfront cash payment of approximately $523 million, net of cash acquired. The Nalu Medical business is being integrated into our Neuromodulation division.

Purchase Price Allocation

We accounted for this transaction as a business combination in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (FASB ASC Topic 805). The preliminary purchase price was comprised of the amounts presented below:

(in millions)	Nalu Medical
Payment for acquisition, net of cash acquired	$523
Fair value of prior interest	66
$588

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

(in millions)	Nalu Medical
Goodwill	$274
Amortizable intangible assets	262
Other assets acquired	55
Net deferred tax assets	13
Liabilities assumed	(16)
$588

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)
Amortizable intangible assets:
Technology-related	$250	12
Customer relationships	12	12
	$262

Our intangible assets consist of technical processes, intellectual property and institutional understanding with respect to products and processes that we intend to leverage in future products or processes. We used the multi-period excess earnings method, a form of the income approach, to derive the fair value of the technology-related intangible assets and are amortizing them on a straight-line basis over their assigned estimated useful lives.

2025 Acquisitions

On January 24, 2025, we completed our acquisition of 100 percent of Cortex, Inc. (Cortex), a privately held medical technology company focused on the development of a diagnostic mapping solution which may identify triggers and drivers outside of the pulmonary veins that are foundational to atrial fibrillation (AF). The transaction price consisted of an upfront cash payment of $239 million, net of cash acquired, and up to an additional $50 million in future payments upon achievement of clinical and other milestones. The Cortex business is being integrated into our Cardiovascular division.

Purchase Price Allocation

We accounted for this transaction as a business combination in accordance with FASB ASC Topic 805. The final purchase price was comprised of the amount presented below:

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
$277

We recorded the assets acquired and liabilities assumed at their respective fair values as of the closing date of the transaction. The final purchase price allocation was comprised of the components presented below, with the excess of the purchase price over the fair value of net assets acquired recorded to goodwill:

(in millions)	Cortex
Goodwill	$208
Amortizable intangible assets	66
Other assets acquired	1
Net deferred tax assets	12
Liabilities assumed	(10)
$277

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)
Amortizable intangible assets:
Technology-related	$66	13
	$66

Our intangible assets consist of technical processes, intellectual property and institutional understanding with respect to products and processes that we intend to leverage in future products or processes. We used the multi-period excess earnings method, a form of the income approach, to derive the fair value of the technology-related intangible assets and are amortizing them on a straight-line basis over their assigned estimated useful lives.

Contingent Consideration

Changes in the fair value of our contingent consideration liability during the first quarter of 2026 associated with current and prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2025	$385
Contingent consideration net expense (benefit)	(30)
Balance as of March 31, 2026	$354

The maximum amount for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of March 31, 2026, the fair value of such uncapped contingent consideration is estimated at $132 million. As of March 31, 2026, the maximum amount that we could be required to pay under our other capped contingent consideration arrangements (undiscounted) is approximately $671 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2026	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Commercialization Milestones	$150 million	Discounted Cash Flow	Discount Rate	6%	-	15%	8%
			Probability of Payment	90%	-	100%	99%
			Projected Year of Payment	2026	-	2032	2028
Clinical-based, Regulatory and Other Milestones	$204 million	Discounted Cash Flow	Discount Rate	4%	-	5%	5%
			Probability of Payment	50%	-	86%	77%
			Projected Year of Payment	2026	-	2029	2028
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our clinical, regulatory and revenue-based payments and commercialization milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of March 31, 2026.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	March 31, 2026	December 31, 2025
Equity method investments	$309	$396
Measurement alternative investments(1, 2)	396	286
	$705	$681
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

As of March 31, 2026, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $334 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of March 31, 2026		As of December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$14,985	$(9,549)	$14,692	$(9,346)
Patents	497	(387)	493	(382)
Other intangible assets	2,511	(1,766)	2,482	(1,732)
Amortizable intangible assets	$17,992	$(11,702)	$17,667	$(11,461)

Goodwill	$28,436	$(9,900)	$28,182	$(9,900)

IPR&D	$770		$813
Indefinite-lived intangible assets	$770		$813

The increase in our balance of goodwill and intangible assets is related primarily to our recent acquisitions. Refer to Note B – Acquisitions and Strategic Investments for further detail.

The following represents a roll forward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
Balance as of December 31, 2025	$7,709	$10,574	$18,282
Goodwill acquired	274	—	274
Impact of foreign currency fluctuations and purchase price adjustments	(5)	(14)	(19)
Balance as of March 31, 2026	$7,977	$10,560	$18,536

Goodwill and Other Intangible Asset Impairments

We did not record any goodwill or other intangible asset impairment charges in the first quarter of 2026 or 2025. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. During the first quarter of 2026, an organizational change impacted the composition of reporting units within our Cardiovascular operating segment. Goodwill was reassigned to the affected reporting units based on their relative fair values and an interim goodwill impairment test as of the date of the reorganization was performed. The fair value of each affected reporting unit exceeded its carrying amount indicating no impairment. This change had no impact on our operating segments or reportable segments. Refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for further discussion of our annual goodwill and other intangible asset impairment testing.

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

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging, and are intended to protect the U.S. dollar value of forecasted transactions. We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro, Chinese renminbi and Japanese yen. We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro. As of March 31, 2026 and December 31, 2025, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (December 2027 Notes).

We also use forward currency contracts that are not part of designated hedging relationships as a part of our strategy to manage our exposure to currency exchange rate risk related to monetary assets and liabilities and related forecast transactions.

Refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for further discussion relating to derivative instruments and hedging activities.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		March 31, 2026	December 31, 2025
Forward currency contracts	Cash flow hedge	$7,977	$7,270
Forward currency contracts	Net investment hedge	1,339	1,292
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	4,316	4,163
Total Notional Outstanding		$14,630	$13,723
(1) Foreign currency-denominated debt is the €900 million debt principal associated with our December 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of March 31, 2026 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)	Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
	Three Months Ended March 31, 2026
Forward currency contracts
Cash flow hedges	$99	$(22)	$76	Cost of products sold	$3	$(1)	$2
Net investment hedges(2)	17	(4)	13	Interest expense	(3)	1	(2)
Foreign currency-denominated debt
Net investment hedges(3)	21	(5)	17	Other, net	—	—	—

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)	Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
	Three Months Ended March 31, 2025
Forward currency contracts
Cash flow hedges	$(70)	$16	$(55)	Cost of products sold	$(41)	$9	$(31)
Net investment hedges(2)	(17)	4	(13)	Interest expense	(5)	1	(4)
Foreign currency-denominated debt
Net investment hedges(3)	(38)	9	(30)	Other, net	—	—	—
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

As of March 31, 2026, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$6
Forward currency contracts	Net investment hedge	Interest expense	22

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended March 31,
(in millions)		2026	2025
Net gain (loss) on currency hedge contracts	Other, net	$10	$(42)
Net gain (loss) on currency transaction exposures	Other, net	(21)	42
Net currency exchange gain (loss)		$(11)	$(0)

Fair Value Measurements

Refer to Note D – Hedging Activities and Fair Value Measurements to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for discussion relating to our derivative and nonderivative instruments and fair value measurements.

The following are the balances of our derivative and nonderivative assets and liabilities:

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		March 31, 2026	December 31, 2025
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$68	$99
Forward currency contracts	Other long-term assets	111	57
		180	156
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	40	25
Total Derivative and Nonderivative Assets		$219	$181

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$74	$109
Forward currency contracts	Other long-term liabilities	79	102
Foreign currency-denominated debt(2)	Long-term debt	1,034	1,055
		1,187	1,266
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	43	42
Total Derivative and Nonderivative Liabilities		$1,230	$1,308
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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	March 31, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$684	$—	$—	$684	$1,075	$—	$—	$1,075
Publicly-held equity securities	16	—	—	16	17	—	—	17
Hedging instruments	—	219	—	219	—	181	—	181
	$700	$219	$—	$919	$1,092	$181	$—	$1,273
Liabilities
Hedging instruments	$—	$1,230	$—	$1,230	$—	$1,308	$—	$1,308
Contingent consideration liability	—	—	354	354	—	—	385	385
Licensing arrangements	—	—	—	—	—	—	7	7
	$—	$1,230	$354	$1,584	$—	$1,308	$392	$1,700

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents or Other current assets within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $684 million invested in money market funds and time deposits as of March 31, 2026 and $1.075 billion as of December 31, 2025, we held $850 million in interest-bearing and non-interest-bearing bank accounts as of March 31, 2026 and $965 million as of December 31, 2025.

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

The fair value of our outstanding debt obligations, excluding finance leases, was $10.586 billion as of March 31, 2026 and $11.154 billion as of December 31, 2025. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			March 31, 2026	December 31, 2025
December 2027 Senior Notes(2)	November 2019	December 2027	1,036	1,058	0.625%
March 2028 Senior Notes(2)	March 2022	March 2028	864	881	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
March 2029 Senior Notes(2)	February 2024	March 2029	864	881	3.375%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(2)	March 2022	March 2031	864	881	1.625%
March 2031 Senior Notes(2)	February 2025	March 2031	979	999	3.000%
March 2032 Senior Notes(2)	February 2024	March 2032	1,439	1,469	3.500%
March 2034 Senior Notes(2)	March 2022	March 2034	576	588	1.875%
March 2034 Senior Notes(2)	February 2025	March 2034	748	764	3.250%
November 2035 Senior Notes	November 2005	November 2035	350	350	6.250%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2026 - 2049	(72)	(76)
Finance Lease Obligation		Various	124	125
Long-term debt			$10,988	$11,137
(1) Coupon rates are semi-annual, except for the euro-denominated notes, which bear an annual coupon.
(2) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of March 31, 2026 and December 31, 2025, respectively.

Revolving Credit Agreement

On February 26, 2026, we entered into a new $3.000 billion revolving credit agreement (the 2026 Revolving Credit Agreement) with a global syndicate of commercial banks and we terminated our previous revolving credit agreement (the 2021 Revolving Credit Agreement). The 2026 Revolving Credit Agreement matures on February 26, 2031, with one-year extension options subject to certain conditions, including certain lender approvals. Loans under the 2026 Revolving Credit Agreement will bear interest at applicable base rates plus an applicable margin based on our credit ratings. In addition, we will pay a facility fee based on our credit rating and the total amount of revolving credit commitments (generally irrespective of usage). The 2026 Revolving Credit Agreement contains customary representations, warranties, and covenants, including financial covenants as discussed below under Financial Covenant, as well as customary events of default, which may result in the termination of commitments and acceleration of any outstanding loans.

The 2026 Revolving Credit Agreement provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2026 Revolving Credit Agreement. We had no amounts outstanding under the 2026 Revolving Credit Agreement as of March 31, 2026. We had no amounts outstanding under the 2021 Revolving Credit Agreement as of December 31, 2025. Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on the 2021 Revolving Credit Agreement.

364-Day Revolving Credit Agreement

On February 26, 2026, we entered into a $2.000 billion 364-day revolving credit agreement (the 364-Day Revolving Credit Agreement) with a global syndicate of commercial banks. The 364-Day Revolving Credit Agreement matures on the date that is 364 days from the earlier of (i) the date that any loans under the 364-Day Revolving Credit Agreement are available to be drawn on, or (ii) the closing of our proposed acquisition of Penumbra. Loans under the 364-Day Revolving Credit Agreement will bear interest at applicable base rates plus an applicable margin based on our credit ratings. In addition, we will pay a facility fee based on our credit rating and the total amount of revolving credit commitments (generally irrespective of usage), as well as a ticking fee based on the credit rating on the undrawn portion of the commitments, accruing from 120 days after the effective date of the 364-Day Revolving Credit Agreement. The 364-Day Revolving Credit Agreement contains substantially similar representations, warranties, covenants, events of default, and financial covenants as the 2026 Revolving Credit Agreement. We had no amounts outstanding under the 364-day Revolving Credit Agreement as of March 31, 2026.

364-Day Delayed Draw Term Loan Agreement

On February 26, 2026, we entered into a $6.000 billion term loan credit agreement (the Term Loan Credit Agreement) with a global syndicate of commercial banks. The Term Loan Credit Agreement permits us to borrow (i) a 364-day delayed draw term loan in an aggregate principal amount of up to $1.000 billion (the Tranche A Loan), and (ii) a 364-day delayed draw term loan in an aggregate principal amount of up to $5.000 billion (the Tranche B Loan), in each case to fund our proposed acquisition of Penumbra. Each of the Tranche A Loan and the Tranche B Loan may only be drawn upon the closing of our proposed acquisition of Penumbra and will mature 364 days thereafter. Prior to the closing date of our proposed acquisition of Penumbra, the Tranche B Loan commitments will be automatically reduced by an amount equal to net cash proceeds received from any equity issuance or debt incurrence, subject to certain exceptions. After the closing date of our proposed acquisition of Penumbra, we are required to prepay any outstanding Tranche B Loans with the net cash proceeds of any subsequent equity issuance or debt incurrence, subject to certain exceptions.

Loans under the Term Loan Credit Agreement will bear interest at applicable base rates, plus an applicable margin based on our credit ratings. In addition, we are required to pay a ticking fee based on the credit rating of the unused commitments, accruing from 120 days after the effective date of the Term Loan Credit Agreement, and will also pay a duration fee equal to 0.10% per annum on the aggregate outstanding principal amount of the Tranche B Loan, payable 90 days following the closing date of our proposed acquisition of Penumbra. The Term Loan Credit Agreement contains substantially similar representations, warranties, covenants, events of default, and financial covenants as the 2026 Revolving Credit Agreement and 364-Day Revolving Credit Agreement. We had no amounts outstanding under the Term Loan Credit Agreement as of March 31, 2026.

Financial Covenant

As of March 31, 2026, we were in compliance with the financial covenant required by our credit agreements described above.

	Covenant Requirement	Actual
	as of March 31, 2026	as of March 31, 2026
Maximum permitted leverage ratio(1)	4.25 times	1.87 times
(1) Ratio of total debt to deemed consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by each of the 2026 Revolving Credit Agreement, the 364-Day Revolving Credit Agreement and the Term Loan Credit Agreement.

Under each of the 2026 Revolving Credit Agreement, 364-Day Revolving Credit Agreement and Term Loan Credit Agreement, we are required to maintain a maximum permitted leverage ratio, as defined in the agreements, of 3.75 times. The credit agreements provide for higher leverage ratios, at our election, for the period following a qualified acquisition, as defined in the agreements, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the applicable credit agreement. The financial covenant is substantially similar to the covenant that was required under the 2021 Revolving Credit Agreement. On November 15, 2024, we announced the closing of our acquisition of Axonics, Inc. (Axonics) which we had previously designated as a qualified acquisition under the 2021 Revolving Credit Agreement, increasing the maximum permitted leverage ratio to 4.75 times at that time. We continued such designation under the new credit agreements. Consequently, as of March 31, 2026, the maximum permitted leverage ratio is 4.25 times. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. Permitted exclusions from the calculation of consolidated EBITDA include any non-cash charges and any cash litigation payments (net of any cash litigation receipts), as defined in the credit agreements, provided that the sum of any excluded net cash litigation payments since December 31, 2025 does not exceed $1.160 billion. As of March 31, 2026, we had $1.143 billion of the total permitted exclusion remaining.

Any inability to maintain compliance with this covenant could require us to seek to renegotiate the terms of our credit agreements or seek waivers from compliance with this covenant, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers on terms acceptable to us. In this case, all commitments under the 2026 Revolving Credit Agreement, 364-Day Revolving Credit Agreement and Term Loan Credit Agreement would terminate, and any amounts borrowed under such agreements would become immediately due and payable. Furthermore, any termination of the 2026 Revolving Credit Agreement or the 364-Day Revolving Credit Agreement, as applicable, may negatively impact the credit ratings assigned to our commercial paper program, which may impact our ability to refinance any then outstanding commercial paper as it becomes due and payable.

Commercial Paper

Our commercial paper program is backed by the 2026 Revolving Credit Agreement and the 364-Day Revolving Credit Agreement, as applicable. Outstanding commercial paper directly reduces borrowing capacity under the applicable agreements. We had no amounts outstanding under our commercial paper program as of March 31, 2026 or December 31, 2025.

Senior Notes

We had senior notes outstanding of $10.935 billion as of March 31, 2026 and $11.343 billion as of December 31, 2025. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

In February 2025, American Medical Systems Europe B.V. (AMS Europe), an indirect, wholly owned subsidiary of Boston Scientific, completed a registered public offering of €1.500 billion in aggregate principal amount of euro-denominated senior notes comprised of €850 million of 3.000% Senior Notes due 2031 and €650 million of 3.250% Senior Notes due 2034 (collectively, the 2025 Eurobonds). Boston Scientific has fully and unconditionally guaranteed all of AMS Europe's obligations under the 2025 Eurobonds, in addition to all of AMS Europe's obligations under euro-denominated senior notes that were previously issued by AMS Europe in 2024 and 2022, and no other subsidiary of Boston Scientific will guarantee these obligations. AMS Europe is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of Regulation S-X. The financial condition, results of operations and cash flows of AMS Europe are consolidated in the financial statements of Boston Scientific. The 2025 Eurobonds offering resulted in cash proceeds of $1.558 billion, net of investor discounts and issuance costs.

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

Factoring Arrangements	As of March 31, 2026		As of December 31, 2025
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$175	2.6%	$193	3.6%
Yen denominated	221	1.6%	230	1.4%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $193 million as of March 31, 2026 and $203 million as of December 31, 2025, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2026 and December 31, 2025 we had not recognized a related liability for our outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our unaudited consolidated balance sheets and were $145 million as of March 31, 2026 and $144 million as of December 31, 2025.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	March 31, 2026	December 31, 2025
Trade accounts receivable	$3,154	$3,058
Allowance for credit losses	(127)	(132)
	$3,027	$2,926

Inventories

	As of
(in millions)	March 31, 2026	December 31, 2025
Finished goods	$1,931	$1,849
Work-in-process	259	246
Raw materials	928	849
	$3,117	$2,943

Property, plant and equipment, net

	As of
(in millions)	March 31, 2026	December 31, 2025
Land	$188	$173
Buildings and improvements	2,518	2,484
Equipment, furniture and fixtures	3,916	3,827
Capital in progress	1,115	1,161
	7,737	7,645
Less: accumulated depreciation	3,674	3,610
	$4,063	$4,036

NOTE G – INCOME TAXES

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended March 31,
	2026	2025
Reported tax rate	(15.2)%	16.5%
Impact of certain receipts/charges(1)	32.6%	1.5%
Rate from continuing operations	17.4%	18.0%
(1) These receipts/charges are taxed at different rates than our rate from continuing operations.
Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the first quarter of 2026, the principal reason for the difference between our tax rate from continuing operations and our reported tax rate relates to a discrete tax benefit of $384 million to reflect a change in the anticipated future tax rate at which we expect to recover certain capitalized expenses.

In the first quarter of 2025, the principal reasons for the difference between our tax rate from continuing operations and our reported tax rate relate to certain acquisition-related net charges, and discrete tax benefits primarily related to stock-based compensation.

As of March 31, 2026, we had $609 million of gross unrecognized tax benefits, of which a net $512 million, if recognized, would affect our effective tax rate. As of December 31, 2025, we had $596 million of gross unrecognized tax benefits, of which a net $501 million, if recognized, would affect our effective tax rate. The change in gross unrecognized tax benefits relates to accruals for current year positions.

NOTE H – COMMITMENTS AND CONTINGENCIES

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

Our accrual for legal matters that are probable and estimable was $229 million as of March 31, 2026 and $242 million as of December 31, 2025 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims and matters assumed from acquired companies. We record certain legal charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. We did not record any litigation-related net charges (credits) during the first quarter of 2026 or 2025. All other legal charges, credits and costs are recorded within Selling, general and administrative expenses within our accompanying unaudited consolidated statements of operations.

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

In management's opinion, we are not currently involved in any legal proceedings, other than those disclosed in our most recent Annual Report on Form 10-K and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be reasonably estimated.

Patent Litigation

On November 20, 2017, The Board of Regents, University of Texas System and TissueGen. Inc. (collectively, UT), served a lawsuit against us in the Western District of Texas. The complaint against the Company alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. UT primarily seeks a reasonable royalty. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the UT’s Petition for Certiorari. UT proceeded with its case against the Company in Delaware. In January 2023, a jury trial was held on the issue of whether the one UT patent still asserted in the case was valid and whether it was infringed by the Company. On January 31, 2023, a jury concluded that UT’s patent was valid and willfully infringed by the Company, and awarded UT $42 million in damages. Following the trial, UT filed a motion seeking prejudgment interest and enhanced damages. The Company filed a motion seeking judgment as a matter of law in its favor or alternatively a new trial. On June 5, 2024, the Court granted the Company’s motion for judgment as a matter of law of no willful infringement, but otherwise denied the Company’s motions. The Court also denied UT’s motion for enhanced damages, awarded approximately $7 million in pre-judgment interest, and awarded post-judgment interest. On July 3, 2024, UT and the Company each filed a notice of appeal. Oral Argument is scheduled for June 8, 2026.

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

On February 20, 2026, counsel representing individuals claiming they have been injured by their spinal cord stimulation (SCS) devices filed a motion with the Judicial Panel on Multidistrict Litigation (JPML). The motion seeks the transfer of various actions for coordinated or consolidated pretrial proceedings (In re: Abbott and Boston Scientific Spinal Cord Stimulator Products Liability Litigation, MDL No. 3181). The motion identified eight cases filed against the Company alleging various injuries and damages arising from the Company’s SCS products. Several additional cases have subsequently been filed and included in the motion since the JPML motion was filed. The Judicial Panel on Multidistrict Litigation has set a hearing on the motion for May 28, 2026.

Other Proceedings

On March 5, 2026, purported Company shareholder John Rudolph Troike, individually and on behalf of all others similarly situated, filed a putative securities class action complaint in the United States District Court for the District of Massachusetts against the Company, Michael F. Mahoney, Jonathan R. Monson, Kenneth M. Stein, Joseph M. Fitzgerald, and Nicholas Spadea-Anello, stemming from the drop in the Company’s stock price on February 4, 2026 following the release of the Company’s fourth quarter and full year 2025 results. The complaint alleges violations of Sections 10(b) and 20(a) of the

Securities Exchange Act of 1934 based on allegedly false and misleading statements concerning the Company’s financial guidance and anticipated growth in the U.S. electrophysiology division. The complaint seeks, among other relief, unspecified compensatory damages, unspecified equitable relief, and costs and expenses.

On March 16, 2026, purported Company shareholder Greg Valen (the “Valen Derivative Complaint”), and on April 23, 2026, purported Company shareholder Elliot Feder (the “Feder Derivative Complaint”), each filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against the Company, Michael F. Mahoney, Jonathan R. Monson, Kenneth M. Stein, Joseph M. Fitzgerald, Nicholas Spadea-Anello, Yoshiaki Fujimori, David C. Habiger, Edward J. Ludwig, Jessica L. Mega, Susan E. Morano, Cheryl Pegus, John E. Sununu, David S. Wichmann, and Ellen M. Zane, each containing substantially the same set of factual allegations as those asserted in the related securities class action case above. Each complaint seeks, among other relief, unspecified compensatory damages, unspecified equitable relief, and costs and expenses. On April 8, 2026, the Court stayed the Valen Derivative Complaint until the final resolution of the anticipated motion to dismiss in the related securities class action case.

On March 23, 2026, the Company received a letter dated March 18, 2026, from a purported Company shareholder, Roberta Poznick, demanding that the Company’s Board of Directors take action against Michael F. Mahoney, Jonathan R. Monson, Kenneth M. Stein, Joseph M. Fitzgerald, Nicholas Spadea-Anello, Yoshiaki Fujimori, David C. Habiger, Edward J. Ludwig, Jessica L. Mega, Susan E. Morano, Cheryl Pegus, John E. Sununu, David S. Wichmann, Ellen M. Zane, and other unidentified individuals and entities relating to substantially the same set of factual allegations as those asserted in the related securities class action case above.

NOTE I – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2026	2025
Weighted average shares outstanding — basic	1,484.9	1,477.2
Net effect of common stock equivalents	10.1	15.9
Weighted average shares outstanding - diluted	1,495.0	1,493.1

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Three Months Ended March 31,
(in millions)	2026	2025
Stock options outstanding(1)	1	1
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

We issued approximately three million shares of our common stock in the first quarter of 2026 and approximately five million shares in the first quarter of 2025. Shares were issued following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first quarter of 2026 or 2025. On February 18, 2026, our Board of Directors approved an increase to the existing authorization to repurchase up to $1.000 billion of our common stock by an additional $4.000 billion. As a result, our stock repurchase program is now authorized to repurchase up to $5.000 billion of our common stock. As of March 31, 2026, we had the full amount remaining available under the authorization.

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

We measure and evaluate our reportable segments based on their respective net sales, cost of goods sold, selling, general and administrative expenses, research and development expenses, operating income, excluding intersegment profits, and operating income as a percentage of net sales, all based on internally-derived standard currency exchange rates to exclude the impact of foreign currency, which may be updated from year to year. We exclude from segment expenses and segment operating income certain corporate-related expenses and certain transactions or adjustments that our CODM considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), litigation-related net charges (credits) and European Union (EU) Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from segment expenses and segment operating income, they are included in reported Income (loss) before income taxes within our accompanying unaudited consolidated statements of operations and are included in the reconciliation below. The CODM uses segment operating income in the strategic plan, annual operating plan and other forecasting cycles. During these forecasting cycles, the CODM compares budget versus actual results to evaluate both internal and external events and conditions, which are used in assessing the performance of the reportable segments and to allocate resources across our reportable segments. Refer to Note K – Revenue for net sales by reportable segment presented in accordance with GAAP.

A reconciliation of sales and operating income for the reportable segments to the applicable line items within our accompanying unaudited consolidated statements of operations is as follows. Prior period amounts have been restated at constant currency to conform to current year presentation.

	Three Months Ended March 31, 2026
(in millions, except percentages)	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$1,700		$3,502		$5,202
Impact of foreign currency fluctuations					1
Total net sales					$5,203
Segment expenses:
Cost of products sold	478	28.1%	1,067	30.5%
Selling, general and administrative expenses	557	32.8%	959	27.4%
Research and development expenses	127	7.5%	343	9.8%
Other segment items(1)	5	0.3%	7	0.2%
Segment operating income(2)	533	31.3%	1,125	32.1%	1,658
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(199)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(126)
Amortization expense					(232)
Operating income (loss)					1,101
Other income (expense), net					61
Income (loss) before income taxes					$1,162

	Three Months Ended March 31, 2025
(in millions, except percentages)	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$1,609		$3,157		$4,766
Impact of foreign currency fluctuations					(104)
Total net sales					$4,663
Segment expenses:
Cost of products sold	435	27.0%	926	29.3%
Selling, general and administrative expenses	512	31.8%	873	27.7%
Research and development expenses	121	7.5%	283	9.0%
Other segment items(1)	6	0.3%	6	0.2%
Segment operating income(2)	536	33.3%	1,068	33.8%	1,604
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(255)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(209)
Amortization expense					(219)
Operating income (loss)					921
Other income (expense), net					(116)
Income (loss) before income taxes					$805
(1) Includes royalty expense.
(2) Calculated as Net sales of reportable segments less Segment expenses.

	Three Months Ended March 31,
Depreciation expense (in millions)	2026	2025
MedSurg	$29	$27
Cardiovascular	89	78
Consolidated depreciation expense	$118	$106

	As of
Total assets (in millions)	March 31, 2026	December 31, 2025
MedSurg	$3,726	$3,392
Cardiovascular	8,251	7,999
Total assets of reportable segments	11,977	11,391
Goodwill	18,536	18,282
Other intangible assets, net	7,060	7,019
All other corporate assets	6,778	6,981
	$44,351	$43,673

	As of
Long-lived assets (in millions)	March 31, 2026	December 31, 2025
U.S.	$1,948	$1,919
Ireland	750	750
Costa Rica	640	637
Other countries	725	730
Property, plant and equipment, net	4,063	4,036
Goodwill	18,536	18,282
Other intangible assets, net	7,060	7,019
Operating lease right-of-use assets in Other long-term assets	547	465
	$30,207	$29,802

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

	Three Months Ended March 31,
	2026			2025
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$446	$290	$736	$420	$253	$673
Urology	465	182	646	469	165	633
Neuromodulation	236	82	318	204	67	271
MedSurg	1,147	554	1,701	1,093	484	1,577
Interventional Cardiology & Vascular Therapies	552	692	1,244	467	657	1,124
Watchman	462	44	506	390	34	425
Electrophysiology	603	302	905	511	219	730
Cardiac Rhythm Management	349	229	578	358	220	578
Interventional Oncology & Embolization	170	99	268	142	87	228
Cardiovascular	2,137	1,366	3,503	1,868	1,218	3,085
Total Net Sales	$3,284	$1,920	$5,203	$2,960	$1,702	$4,663
Refer to Note J – Segment Reporting for information on our reportable segments.

	Three Months Ended March 31,
Geographic Regions	2026	2025
U.S.	$3,284	$2,960
Europe, Middle East and Africa	932	846
Asia-Pacific	803	701
Latin America and Canada	185	155
Total Net Sales	$5,203	$4,663

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $686 million as of March 31, 2026 and $682 million as of December 31, 2025. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiovascular business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx II+™ Insertable Cardiac Monitor system, also within our Cardiovascular business, for which revenue is recognized over the average service period based on device longevity and usage..

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

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2025	$(561)	$(48)	$(2)	$(610)
Other comprehensive income (loss) before reclassifications	135	76	1	212
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	2	(0)	(0)
Total other comprehensive income (loss)	132	79	1	211
Balance as of March 31, 2026	$(428)	$31	$(1)	$(399)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2024	$136	$155	$(16)	$275
Other comprehensive income (loss) before reclassifications	(212)	(55)	(0)	(267)
(Income) loss amounts reclassified from accumulated other comprehensive income	(4)	(31)	(0)	(35)
Total other comprehensive income (loss)	(216)	(86)	(0)	(302)
Balance as of March 31, 2025	$(80)	$69	$(17)	$(28)

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

Standards to be Implemented

In November 2024, the FASB issued ASC Update No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. Update No. 2024-03 aims to improve transparency of expense disclosures to enhance investor understanding of an entity's performance and to assist in comparing an entity's performance over time and with that of other entities. Update No. 2024-03 modifies the disclosures over certain costs and expenses and requires entities to disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion, included in each relevant expense caption, (2) within the same disclosure, certain amounts that are already required to be disclosed under current GAAP, (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and (4) the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Update No. 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date, or retrospectively to any or all prior periods presented in the financial statements. We are currently assessing the impact of Update No. 2024-03 to our unaudited consolidated financial statements.

In September 2025, the FASB issued ASC Update No. 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). Update No. 2025-06 modernizes the accounting for software costs by removing all references to a sequential software development method, requiring entities to begin capitalizing software costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Update No. 2025-06 allows for early adoption and permits either a prospective, modified prospective, or retrospective adoption approach. We do not expect the adoption of Update No. 2025-06 to have a material impact to our unaudited consolidated financial statements.

In September 2025, the FASB issued ASC Update No. 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (606): Derivatives scope refinements and scope clarification for share-based noncash consideration from a customer in a revenue contract. Update No. 2025-07 clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, Update No. 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one of the parties to the contract. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Update No. 2025-07 allows for early adoption and the amendments can be applied either prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. We do not expect the adoption of Update No. 2025-07 to have a material impact to our unaudited consolidated financial statements.

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

Executive Summary

The following section describes some of our financial highlights and trends on a consolidated basis. For additional information on our business units and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

(in millions, except per share data)	Three Months Ended March 31,		2026 versus 2025	2026 versus 2025
	2026	2025	$	%
Reported net sales	$5,203	$4,663	$541	11.6%
Reported net income (loss) attributable to Boston Scientific common stockholders	1,341	674	666	98.8%
Adjusted net income (loss) attributable to Boston Scientific common stockholders (non-GAAP measure)	1,189	1,121	69	6.1%
Net income (loss) per common share — diluted	0.90	0.45	0.45	98.6%
Adjusted net income (loss) per common share — diluted (non-GAAP measure)	0.80	0.75	0.04	6.0%

2026 versus 2025
Net sales reported growth	11.6%
Impact of foreign currency fluctuations	(2.2)%
Net sales operational growth (non-GAAP measure)	9.4%
Impact of certain acquisitions and divestitures	—%
Net sales organic growth (non-GAAP measure)	9.4%

During the first quarter of 2026, the increase in our reported net sales was primarily driven by innovation and strong commercial execution across our businesses, particularly in our Electrophysiology and Interventional Cardiology and Vascular Therapies business units. Refer to Results of Operations for a discussion of our net sales by business. The increase in our reported net income attributable to Boston Scientific common stockholders was primarily driven by higher net sales and a discrete tax benefit. Refer to Tax Rate for additional details pertaining to the discrete tax benefit.

To supplement our unaudited consolidated financial statements prepared on a generally accepted accounting principles in the United States (GAAP) basis, we disclose certain non-GAAP measures, including operational and organic net sales growth, adjusted net income attributable to Boston Scientific common stockholders and adjusted net income per common share - diluted. Operational net sales growth excludes the impact of foreign currency fluctuations. Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to certain acquisitions and divestitures for which there are less than a full period of comparable net sales. There were no applicable acquisitions in the first quarter of 2026 or 2025. Our adjusted net income attributable to Boston Scientific common stockholders and adjusted net income per common share - diluted exclude certain charges and/or credits as reported in our net income attributable to Boston Scientific common stockholders and net income per common share - diluted for purposes of assessing operating performance.

Adjusted measures, including operational and organic net sales growth, adjusted net income attributable to Boston Scientific common stockholders and adjusted net income per common share - diluted, exclude certain items required by GAAP are not prepared in accordance with GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

Macroeconomic Environment

Our business is affected by global macroeconomic and geopolitical conditions. There continues to be significant uncertainty with respect to global trade policies, including changing tariff rates, tariff imposition delays, and the potential for reciprocal restrictive trade policies by the U.S. or other governments around the world, which could adversely impact our operations and results. We may also experience higher distribution costs and supply chain disruptions, including those arising from global conflicts and energy market volatility. While we seek to mitigate these impacts, their extent and duration remain uncertain and could negatively impact our business and results of operations. For additional information, refer to Item 1A. Risk Factors and Macroeconomic Environment contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our most recent Annual Report on Form 10-K.

Results of Operations

Net Sales

The following section describes our net sales by reportable segment and business. In the fourth quarter of 2025, an organizational change combined our legacy Cardiology and Peripheral Interventions businesses into a single Cardiovascular business. We have revised prior periods to conform to the current year presentation. The change had no impact on our reportable segments. For additional information on our business units and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

			Increase/(Decrease)
	Three Months Ended March 31,		$	Reported Basis	Impact of Foreign Currency Fluctuations	Operational Basis	Impact of Certain Acquisitions / Divestitures(1)	Organic Basis
(in millions)	2026	2025
Endoscopy	$736	$673	$63	9.4%	(2.6)%	6.8%	—%	6.8%
Urology	646	633	13	2.1%	(1.6)%	0.5%	—%	0.5%
Neuromodulation	318	271	47	17.4%	(1.9)%	15.4%	—%	15.4%
MedSurg	1,701	1,577	124	7.8%	(2.1)%	5.7%	—%	5.7%
Cardiovascular	3,503	3,085	417	13.5%	(2.3)%	11.2%	—%	11.2%
Net Sales	$5,203	$4,663	$541	11.6%	(2.2)%	9.4%	—%	9.4%
(1) There were no applicable acquisitions in the first quarter of 2026 or 2025.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) conditions with innovative, less-invasive technologies. In the first quarter of 2026, reported net sales growth was primarily driven by our biliary franchise and our endoluminal surgery franchise.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. In the first quarter of 2026, reported net sales growth was primarily driven by flat operational performance, which was impacted by underperformance in our stone franchise as a result of volume-based-procurement in China, and commercial disruption in our sacral neuromodulation franchise, and the impact of foreign currency fluctuations.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. In the first quarter of 2026, reported net sales growth was primarily driven by our comprehensive pain portfolio, led by our Intracept™ Intraosseous Nerve Ablation System and Nalu Peripheral Nerve Stimulation System, and our deep brain stimulation franchise.

Cardiovascular

Our Cardiovascular business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart, as well as products to diagnose and treat peripheral arterial and venous diseases and various forms of cancer. In the first quarter of 2026, reported net sales growth was primarily driven by our Electrophysiology business unit, led by our Farapulse™ Pulsed Field Ablation (PFA) System, our WATCHMAN™ Left Atrial Appendage Closure Devices, and our coronary therapies franchise, led by our AGENT™ Drug-Coated Balloon. Net sales for the first quarter of 2026 were impacted by increased competition within our Electrophysiology business unit and a deceleration of certain WATCHMAN™ procedures.

Gross Profit

Our gross profit was $3.614 billion during the first quarter of 2026 and $3.210 billion during the first quarter of 2025. The following is a reconciliation of our gross profit margin and a description of the drivers of the change from period to period:

Gross Profit Margin
Period ended March 31, 2025	68.8%
Sales pricing, volume and mix	0.8%
Net impact of foreign currency fluctuations	(0.8)%
All other, including inventory charges and other period expenses	0.7%
Period ended March 31, 2026	69.4%

The primary factors that impacted gross profit margin for 2026 compared to 2025 were increased sales of higher margin products and a decrease in the impact of inventory step-up adjustments associated with acquisitions, offset by an unfavorable impact from foreign currency.

Operating Expenses

The following table provides a summary of our key operating expenses:

	Three Months Ended March 31,
	2026		2025
(in millions)	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,781	34.2%	$1,597	34.2%
Research and development expenses	516	9.9%	443	9.5%

Selling, General and Administrative (SG&A) Expenses

During the first quarter of 2026, SG&A expenses increased $184 million, or 12 percent, compared to the prior year period and remained relatively flat as a percentage of net sales. The increase in SG&A expenses was primarily driven by selling expenses associated with higher net sales and product launches.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the first quarter of 2026, R&D expenses increased $72 million, or 16 percent, compared to the prior year period and were 40 basis points higher as a percentage of net sales. The increase in R&D expenses was driven by investments across our businesses in order to maintain a pipeline of products that we believe will contribute to future sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

	Three Months Ended March 31,		2026 versus 2025	2026 versus 2025
(in millions)	2026	2025	$	%
Amortization expense	$232	$219	$13	6%

Restructuring and Restructuring-related Net Charges (Credits)

In February 2023, we committed to a global restructuring program (the 2023 Restructuring Plan). On July 29, 2025, our Board of Directors approved expanding the 2023 Restructuring Plan by up to $250 million in aggregate additional pre-tax charges. The 2023 Restructuring Plan, including the expansion, is estimated to result in total pre-tax charges of approximately $700 million to $800 million. The activities associated with our 2023 Restructuring Plan, including the expansion, were substantially complete at the end of 2025. The following table provides a summary of cumulative pre-tax charges associated with the 2023 Restructuring Plan, including the expansion, by major type of cost:

Type of Cost (in millions)	Total Amount Incurred
Restructuring charges:
Termination benefits(1)	$105
Other(2)	42
Restructuring-related expenses:
Transfer costs(3)	332
Other(4)	225
$704
(1) Plans detailing specific employee impacts are developed for each affected region and business, working with employee representative bodies where required under local laws.
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

The following table presents our restructuring and restructuring-related charges:

	Three Months Ended March 31,
(in millions)	2026	2025
Restructuring net charges (credits)(1)	$3	$10
Restructuring-related net charges (credits)(2)	33	39
(1) These charges are recorded in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations.
(2) These charges are primarily recorded within Cost of products sold, SG&A Expenses and R&D Expenses.

The following table presents our restructuring reserve balance:

	As of
(in millions)	March 31, 2026	December 31, 2025
Restructuring reserve balance	$40	$59

Tax Rate

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended March 31,
	2026	2025
Reported tax rate	(15.2)%	16.5%
Impact of certain receipts/charges(1)	32.6%	1.5%
Rate from continuing operations	17.4%	18.0%
(1) These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the first quarter of 2026, the principal reason for the difference between our tax rate from continuing operations and our reported tax rate relates to a discrete tax benefit of $384 million to reflect a change in the anticipated future tax rate at which we expect to recover certain capitalized expenses.

In the first quarter of 2025, the principal reasons for the difference between our tax rate from continuing operations and our reported tax rate relate to certain acquisition-related net charges, and discrete tax benefits primarily related to stock-based compensation.

The Company continues to evaluate the impact of the One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025, as well as developments related to the Pillar Two framework issued by the Organization for Economic Cooperation and Development (OECD), including administrative guidance issued on January 5, 2026. There have been no significant changes to the Company’s assessment of these developments, and the impact of each on our tax rate from continuing operations was immaterial in the first quarter of 2026.

See Note G – Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on our tax rate.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the first quarter of 2026, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of Cash and cash equivalents, future cash generated from operations, access to capital markets and existing credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, pay taxes due, service and repay our existing debt and fund possible acquisitions for the next 12 months and for the foreseeable future. For additional information on our future payment obligations and commitments, refer to Contractual Obligations and Commitments below and contained in Item 7 of our most recent Annual Report on Form 10-K.

As of March 31, 2026, we had $1.453 billion of unrestricted Cash and cash equivalents on hand. The balance is comprised of $603 million invested in money market funds and time deposits and $850 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

On February 26, 2026, we entered into a new $3.000 billion revolving credit agreement (the 2026 Revolving Credit Agreement) with a global syndicate of commercial banks and terminated our previous revolving credit agreement (the 2021 Revolving Credit Agreement). The 2026 Revolving Credit Agreement matures on February 26, 2031, with one-year extension options subject to certain conditions, including certain lender approvals. This credit agreement provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2026 Revolving Credit Agreement. We had no amounts outstanding under the 2026 Revolving Credit Agreement as of March 31, 2026, resulting in an additional $3.000 billion of available liquidity.

On February 26, 2026, we entered into a $2.000 billion 364-day revolving credit agreement (the 364-Day Revolving Credit Agreement) with a global syndicate of commercial banks. The 364-Day Revolving Credit Agreement matures on the date that is 364 days from the earlier of (i) the date that any loans under the 364-Day Revolving Credit Agreement are available to be drawn on, or (ii) the closing of our proposed acquisition of Penumbra. In addition, on February 26, 2026, we entered into a $6.000 billion term loan credit agreement (the Term Loan Credit Agreement) with a global syndicate of commercial banks. The Term Loan Credit Agreement permits us to borrow (i) a 364-day delayed draw term loan in an aggregate principal amount of up to $1.000 billion (the Tranche A Loan), and (ii) a 364-day delayed draw term loan in an aggregate amount of up to $5.000 billion (the Tranche B Loan). Each of the Tranche A Loan and the Tranche B Loan may only be drawn upon the closing of our proposed acquisition of Penumbra and will mature 364 days thereafter. As of March 31, 2026, we had no amounts outstanding under the 364-Day Revolving Credit Agreement or Term Loan Credit Agreement.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Three Months Ended March 31,
(in millions)	2026	2025
Cash provided by (used for) operating activities	$348	$541
Cash provided by (used for) investing activities	(591)	(500)
Cash provided by (used for) financing activities	(260)	233

Operating Activities

During the first quarter of 2026, cash provided by (used for) operating activities decreased $193 million compared to the prior year period primarily due to an increase in employee and working capital-related payments, partially offset by comparatively higher sales and corresponding operating income.

Investing Activities

During the first quarter of 2026, cash provided by (used for) investing activities included net cash payments of $523 million for the acquisition of Nalu Medical, Inc. and purchases of property, plant and equipment and internal use software of $177 million, partially offset by proceeds from the sale of equity method investments of $201 million. During the first quarter of 2025, cash provided by (used for) investing activities included net cash payments of $239 million for the acquisition of Cortex, Inc., and purchases of property, plant and equipment and internal use software of $187 million. For more information on our acquisitions, refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

During the first quarter of 2026, cash provided by (used for) financing activities included a $255 million payment of the remaining balance of 3.750% Senior Notes due March 2026.

Cash provided by (used for) financing activities in the first quarter of 2025 included the registered public offering of €1.500 billion in aggregate principal amount of euro-denominated senior notes (the 2025 Eurobonds), partially offset by net payments of commercial paper of $192 million. The 2025 Eurobonds offering resulted in cash proceeds of $1.558 billion, net of investor discounts and issuance costs. We used the net proceeds from the 2025 Eurobonds offering to fund the repayment at maturity of AMS Europe’s €1.000 billion 0.750% Senior Notes due March 2025 and to pay accrued and unpaid interest with respect to such notes. Additionally, we used the remaining net proceeds for general corporate purposes, including, among other things, short term investments, reduction of short term debt, funding of working capital and acquisitions. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Covenant

As of March 31, 2026, we were in compliance with the financial covenant required by our credit agreements described above.

	Covenant Requirement as of March 31, 2026	Actual as of March 31, 2026
Maximum permitted leverage ratio(1)	4.25 times	1.87 times
(1) Ratio of total debt to deemed consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by each of the 2026 Revolving Credit Agreement, the 364-Day Revolving Credit Agreement and the Term Loan Credit Agreement.

Under each of the 2026 Revolving Credit Agreement, 364-Day Revolving Credit Agreement and Term Loan Credit Agreement, we are required to maintain a maximum permitted leverage ratio, as defined in the agreements, of 3.75 times. The credit agreements provide for higher leverage ratios, at our election, for the period following a qualified acquisition, as defined in the agreements, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the applicable credit agreement. The financial covenant is substantially similar to the covenant that was required under the 2021 Revolving Credit Agreement, which we terminated on February 26, 2026. On November 15, 2024, we announced the closing of our acquisition of Axonics, Inc. which we had previously designated as a qualified acquisition under the 2021 Revolving Credit Agreement, increasing the maximum permitted leverage ratio to 4.75 times at that time. We continued such designation under the new credit agreements. Consequently, as of March 31, 2026, the maximum permitted leverage ratio is 4.25 times. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. Permitted exclusions from the calculation of consolidated EBITDA include any non-cash charges and any cash litigation payments (net of any cash litigation receipts), as defined in the credit agreements, provided that the sum of any excluded net cash litigation payments since December 31, 2025 does not exceed $1.160 billion. As of March 31, 2026, we had $1.143 billion of the total permitted exclusion remaining.

Contractual Obligations and Commitments

On January 15, 2026, we announced our entry into a definitive agreement to acquire 100 percent of Penumbra, Inc. (Penumbra), a publicly traded medical technology company primarily focused on thrombectomy products for use in peripheral vascular procedures in the removal of blood clots and blockages. At the time of announcement, the purchase price was valued at $374 per share, or approximately $14.500 billion. On March 16, 2026, we and Penumbra each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with its review of the transaction. We and Penumbra are responding to the Second Request and continue to work cooperatively with the FTC in its review. The transaction is expected to be completed in the second half of 2026, subject to receipt of Penumbra's stockholder approval and the satisfaction of other customary closing conditions, including regulatory clearances. We plan to fund the transaction consideration through a combination of cash on hand and newly issued debt in an aggregate amount equal to approximately $11.000 billion, and the remaining portion of the transaction consideration will be paid in shares of our common stock. The Penumbra business will be integrated into our Cardiovascular division.

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of March 31, 2026.

Equity

We did not repurchase any shares of our common stock during the first quarter of 2026 or 2025. On February 18, 2026, our Board of Directors approved an increase to the existing authorization to repurchase up to $1.000 billion of our common stock by an additional $4.000 billion. As a result, our stock repurchase program is now authorized to repurchase up to $5.000 billion of our common stock. As of March 31, 2026, we had the full amount remaining available under the authorization. Shares of our common stock may be repurchased under the stock repurchase program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which we repurchase shares of our common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company. The stock repurchase program may be suspended or discontinued at any time.

Legal Matters

For a discussion of our material legal proceedings refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note I – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements implemented since December 31, 2025, and relevant accounting pronouncements to be implemented in the future are included in Note M – New Accounting Pronouncements to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

To calculate adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share, we exclude certain charges (credits) from GAAP net income and GAAP net income attributable to Boston Scientific common stockholders, which include amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), investment portfolio net losses (gains) and impairments, restructuring and restructuring-related net charges (credits), litigation-related net charges (credits), European Union (EU) Medical Device Regulation (MDR) implementation costs, debt extinguishment net charges, deferred tax expenses (benefits) and discrete tax items. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC Topic 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." In addition to the explanation below, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission for an explanation of each of these adjustments and the reasons for excluding each item. The following is an explanation of each incremental or revised adjustment type, since our most recent Annual Report on Form 10-K, that management excluded as part of these non-GAAP financial measures as well as the reason for excluding each item:

•Restructuring and restructuring-related net charges (credits) - These adjustments primarily represent severance and other compensation-related charges, fixed asset write-offs, contract cancellations, project management fees, facility shut down costs, costs to transfer manufacturing lines between geographically dispersed facilities and other direct costs associated with our restructuring plans. These restructuring plans each consist of distinct initiatives that are fundamentally different from our ongoing, core cost reduction initiatives in terms of, among other things, the frequency with which each action is performed and the required planning, resourcing, cost and timing. Examples of such initiatives include the movement of business activities, facility consolidations and closures and the transfer of product lines between manufacturing facilities, which, due to the highly regulated nature of our industry, requires a significant investment in time and cost to create duplicate manufacturing lines, run product validations and seek regulatory approvals. Restructuring plans take place over a defined timeframe and have a distinct project timeline that requires, and begins subsequent to, approval by our Board of Directors. In contrast to our ongoing cost reduction initiatives, restructuring plans typically result in duplicative cost and exit costs over the defined timeframe and are not considered part of our core, ongoing operations. In addition, we may incur certain charges such as severance and other compensation-related charges, fixed asset write-offs, contract cancellations, facility shutdown costs, and inventory write-downs associated with discontinuations of significant product lines. These restructuring plans and activities are incremental to the core activities that arise in the ordinary course of our business. Restructuring and restructuring-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•Deferred tax expenses (benefits) - These amounts represent significant non-cash tax benefits arising from internal reorganizations or intra-entity asset transfers. The deferred tax effects related to the establishment and subsequent reversal of net deferred tax assets are excluded from management's assessment of operating performance used for making operating decisions and assessing performance.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Executive Summary and Results of Operations for a discussion of these reconciling items:

	Three Months Ended March 31, 2026
(in millions, except per share data)	Income (Loss) before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$1,162	$(176)	$1,339	$(2)	$1,341	$0.90
Non-GAAP adjustments:
Amortization expense	232	28	205	2	202	0.14
Acquisition/divestiture-related net charges/credits	47	15	32	—	32	0.02
Restructuring and restructuring-related net charges/credits	35	3	33	—	33	0.02
Investment portfolio net losses/gains and impairments	(137)	(33)	(104)	—	(104)	(0.07)
EU MDR implementation costs	7	1	6	—	6	0.00
Deferred tax expenses/benefits	—	320	(320)	—	(320)	(0.21)
Adjusted	$1,347	$157	$1,190	$0	$1,189	$0.80

	Three Months Ended March 31, 2025
(in millions, except per share data)	Income (Loss) before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$805	$133	$672	$(2)	$674	$0.45
Non-GAAP adjustments:
Amortization expense	219	30	189	2	187	0.13
Acquisition/divestiture-related net charges/credits	149	(4)	154	—	154	0.10
Restructuring and restructuring-related net charges/credits	49	7	42	—	42	0.03
Investment portfolio net losses/gains and impairments	8	2	7	—	7	0.00
EU MDR implementation costs	12	2	11	—	11	0.01
Deferred tax expenses/benefits	—	(47)	47	—	47	0.03
Adjusted	$1,243	$122	$1,121	$0	$1,121	$0.75

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $13.633 billion as of March 31, 2026 and $12.726 billion as of December 31, 2025. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $784 million as of March 31, 2026 compared to $804 million as of December 31, 2025. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $958 million as of March 31, 2026 compared to $982 million as of December 31, 2025. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of March 31, 2026 or December 31, 2025. As of March 31, 2026, $10.935 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 100% of our total debt, on an amortized cost basis. As of March 31, 2026, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Previously, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our business processes and internal control over financial reporting. No changes occurred during the three months ended March 31, 2026. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to other information contained elsewhere in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 5. OTHER INFORMATION

(c)

On February 19, 2026, Michael F. Mahoney, our Chairman and Chief Executive Officer, terminated a trading plan that was originally entered into on August 29, 2025 and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan covered the sale of up to 478,914 shares of our common stock, including 287,264 shares to be acquired upon exercise of stock options. Transactions under the plan were based upon pre-established dates and stock price thresholds.

ITEM 6. EXHIBITS (* documents filed or furnished with this report; # compensatory plans or arrangements)

2.1
Agreement and Plan of Merger, dated as of January 14, 2026, among the Company, Pinehurst Merger Sub, Inc. and Penumbra, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 15, 2026, File No. 1-11083).

10.1
Credit Agreement, dated as of February 26, 2026, by and among Boston Scientific Corporation, the lenders parties thereto and Wells Fargo Bank, National Association, as Administrative Agent, (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2026. File No. 1-11083).

10.2
Credit Agreement, dated as of February 26, 2026, by and among Boston Scientific Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 26, 2026. File No. 1-11083).

10.3
Term Loan Credit Agreement, dated as of February 26, 2026, by and among Boston Scientific Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent., (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 26, 2026. File No. 1-11083).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2026.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jonathan Monson

	Name:	Jonathan Monson
	Title:	Executive Vice President and Chief Financial Officer