Form 10-Q
period 2026-06-30
BOSTON SCIENTIFIC CORP
filed 2026-08-03
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of July 30, 2026 was 1,449,229,526.

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

The forward-looking statements in this Quarterly Report are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements made throughout this Quarterly Report, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: economic conditions, including the impact of foreign currency fluctuations; future U.S. and global political, competitive, reimbursement and regulatory conditions, including changing trade and tariff policies; geopolitical conflicts and tensions; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by public health emergencies or extreme weather or other climate change-related events; labor shortages and increases in labor costs; variations in outcomes of ongoing and future clinical trials and market studies; new product introductions and the market acceptance of those products; market competition for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our prior and new restructuring programs; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve sustainability goals; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Item 1A. Risk Factors in our most recent Annual Report on Form 10-K, which we may update in Part II, Item 1A. Risk Factors in Quarterly Reports on Form 10-Q that we have filed or will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required by law. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

PART I
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025

Net sales	$5,442	$5,061	$10,646	$9,724
Cost of products sold (excluding amortization expense)	1,594	1,637	3,184	3,090
Gross profit	3,848	3,424	7,462	6,633

Operating expenses:
Selling, general and administrative expenses	1,803	1,716	3,583	3,312
Research and development expenses	554	526	1,069	969
Royalty expense	12	14	24	28
Amortization expense	233	225	466	444
Intangible asset impairment charges	—	46	—	46
Contingent consideration net expense (benefit)	(16)	(5)	(46)	0
Restructuring net charges (credits)	8	83	11	93
Litigation-related net charges (credits)	76	—	76	—
	2,670	2,605	5,183	4,894
Operating income (loss)	1,178	819	2,279	1,740

Other income (expense):
Interest expense	(96)	(90)	(186)	(172)
Other, net	(23)	213	129	179
Income (loss) before income taxes	1,060	941	2,222	1,746
Income tax expense (benefit)	155	146	(21)	279
Net income (loss)	905	795	2,243	1,467
Net income (loss) attributable to noncontrolling interests	(2)	(2)	(4)	(4)
Net income (loss) attributable to Boston Scientific common stockholders	$907	$797	$2,247	$1,471

Net income (loss) per common share — basic	$0.62	$0.54	$1.52	$0.99
Net income (loss) per common share — diluted	$0.61	$0.53	$1.51	$0.98

Weighted-average shares outstanding
Basic	1,470.2	1,479.9	1,477.6	1,478.5
Diluted	1,474.8	1,493.5	1,484.9	1,493.3

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$905	$795	$2,243	$1,467
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	84	(477)	218	(691)
Net change in derivative financial instruments	15	(214)	93	(300)
Net change in defined benefit pensions and other items	(0)	(0)	0	(0)
Other comprehensive income (loss)	98	(691)	312	(991)
Comprehensive income (loss)	$1,002	$104	$2,555	$476
Net income (loss) attributable to noncontrolling interests	(2)	(2)	(4)	(4)
Other comprehensive income (loss) attributable to noncontrolling interests	4	3	7	6
Comprehensive income (loss) attributable to noncontrolling interests	2	1	3	2
Comprehensive income (loss) attributable to Boston Scientific common stockholders	$1,000	$103	$2,552	$474

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$539	$1,965
Trade accounts receivable, net	3,049	2,926
Inventories	3,235	2,943
Prepaid income taxes	390	299
Other current assets	760	660
Total current assets	7,972	8,794
Other investments	2,245	681
Property, plant and equipment, net	4,126	4,036
Goodwill	18,640	18,282
Other intangible assets, net	6,918	7,019
Deferred tax assets	3,909	3,675
Other long-term assets	1,405	1,185
TOTAL ASSETS	$45,216	$43,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,709	$299
Accounts payable	1,231	1,144
Accrued expenses	2,756	3,201
Other current liabilities	732	795
Total current liabilities	6,428	5,439
Long-term debt	10,915	11,137
Deferred tax liabilities	221	220
Other long-term liabilities	2,480	2,405

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - 0 shares issued as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - 1,749,917,975 shares issued as of June 30, 2026 and 1,746,290,165 shares issued as of December 31, 2025	17	17
Treasury stock, at cost - 303,212,284 shares as of June 30, 2026 and 263,289,848 shares as of December 31, 2025	(4,318)	(2,251)
Additional paid-in capital	21,717	21,505
Retained earnings	7,818	5,571
Accumulated other comprehensive income (loss), net of tax	(304)	(610)
Total stockholders’ equity	24,930	24,233
Noncontrolling interests	242	239
Total equity	25,172	24,472
TOTAL LIABILITIES AND EQUITY	$45,216	$43,673
Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2026	2025	2026	2025
Common stock shares issued
Beginning	1,749,584,151	1,742,488,328	1,746,290,165	1,737,846,196
Impact of stock-based compensation plans	333,824	1,144,543	3,627,810	5,786,675
Ending	1,749,917,975	1,743,632,871	1,749,917,975	1,743,632,871

Common stock
Beginning	$17	$17	$17	$17
Impact of stock-based compensation plans	0	0	0	0
Ending	$17	$17	$17	$17
Treasury stock
Beginning	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock(1)	(2,067)	—	(2,067)	—
Ending	$(4,318)	$(2,251)	$(4,318)	$(2,251)
Additional paid-in capital
Beginning	$21,584	$21,127	$21,505	$21,056
Repurchase of common stock(1)	48	—	48	—
Impact of stock-based compensation plans	85	103	164	174
Ending	$21,717	$21,230	$21,717	$21,230
Retained earnings
Beginning	$6,912	$3,347	$5,571	$2,673
Net income (loss)	905	795	2,243	1,467
Net (income) loss attributable to noncontrolling interests	2	2	4	4
Ending	$7,818	$4,144	$7,818	$4,144
Accumulated other comprehensive income (loss), net of tax
Beginning	$(398)	$(28)	$(610)	$275
Changes in other comprehensive income (loss)	94	(694)	305	(996)
Ending	$(304)	$(722)	$(304)	$(722)
Total stockholders' equity	$24,930	$22,418	$24,930	$22,418

Noncontrolling interests
Beginning	$240	$233	$239	$233
Net income (loss) attributable to noncontrolling interests	(2)	(2)	(4)	(4)
Changes in other comprehensive income (loss)	4	3	7	6
Ending	$242	$235	$242	$235

Total equity	$25,172	$22,653	$25,172	$22,653
(1) Amounts recorded to Treasury stock include excise tax on share repurchases.

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2026	2025
Net income (loss)	$2,243	$1,467
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	706	661
Deferred and prepaid income taxes	(334)	(49)
Stock-based compensation expense	170	149
Goodwill and other intangible asset impairment charges	—	46
Net loss (gain) on investments and notes receivable	(146)	(191)
Contingent consideration net expense (benefit)	(46)	0
Inventory step-up amortization	6	118
Other, net	63	72
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(163)	(139)
Inventories	(310)	(44)
Other assets	(90)	(108)
Accounts payable, accrued expenses and other liabilities	(278)	(154)
Cash provided by (used for) operating activities	1,822	1,827

Investing activities:
Purchases of property, plant and equipment and internal use software	(372)	(344)
Payments for acquisitions of businesses, net of cash acquired	(718)	(1,248)
Proceeds from sale of investments and dispositions of certain technologies	229	55
Payments for investments and acquisitions of certain technologies	(1,730)	(165)
Other, net	43	76
Cash provided by (used for) investing activities	(2,547)	(1,626)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(78)	(62)
Payments for finance leases	(0)	(42)
Payments on short-term borrowings	(272)	(1,583)
Net increase (decrease) in commercial paper	1,675	1
Proceeds from long-term borrowings, net of debt issuance costs	—	1,558
Cash used to net share settle employee equity awards	(88)	(123)
Repurchase of common stock	(2,000)	—
Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans	86	147
Other, net	8	(3)
Cash provided by (used for) financing activities	(670)	(107)

Effect of foreign exchange rates on cash	1	41
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,394)	135

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,147	606
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$753	$741

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	As of June 30,
(in millions)	2026	2025
Reconciliation to amounts within the unaudited consolidated balance sheets:
Cash and cash equivalents	$539	$534
Restricted cash and restricted cash equivalents included in Other current assets	81	109
Restricted cash equivalents included in Other long-term assets	133	98
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$753	$741

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note H – Commitments and Contingencies and Note M - Restructuring-Related Activities for further details.

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

On January 15, 2026, we announced our entry into a definitive agreement to acquire 100 percent of Penumbra, Inc. (Penumbra), a publicly traded medical technology company primarily focused on thrombectomy products for use in peripheral vascular procedures in the removal of blood clots and blockages. At the time of announcement, the purchase price was valued at $374 per share, or approximately $14.500 billion. On March 16, 2026, we and Penumbra each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with its review of the transaction. We and Penumbra are responding to the Second Request and continue to work cooperatively with the FTC in its review. On May 6, 2026, Penumbra stockholders voted to approve the acquisition. The transaction is expected to be completed in the second half of 2026, subject to the satisfaction of other customary closing conditions, including regulatory clearances. The Penumbra business will be integrated into our Cardiovascular division.

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
Nalu Medical:
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

In addition to the above, during the first six months of 2026, we completed acquisitions of other businesses for which the aggregate transaction price consisted of upfront cash payments of $195 million, net of cash acquired.

2025 Acquisitions

On May 7, 2025, we completed our acquisition of the remaining shares of SoniVie Ltd. (SoniVie), a privately held medical device company that has developed the TIVUS™ Intravascular Ultrasound System. An investigational technology, the TIVUS system is designed to denervate nerves surrounding blood vessels to treat a variety of hypertensive disorders, including renal artery denervation for hypertension. We had been an investor in SoniVie since 2022 and held an equity stake of approximately 10 percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of $362 million, net of cash acquired after adjustments for our prior equity stake and other closing adjustments, and an additional future payment of up to $200 million, or $180 million for the portion not previously owned, upon achievement of a regulatory milestone. The SoniVie business is being integrated into our Cardiovascular division.

On April 1, 2025, we completed our acquisition of the remaining shares of Bolt Medical, Inc. (Bolt Medical), the developer of an intravascular lithotripsy advanced laser-based platform for the treatment of coronary and peripheral artery disease. We had been an investor in Bolt Medical since 2019 and held an equity stake of approximately 26 percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of $475 million, net of cash acquired after adjustments for our prior equity stake, debt and other closing adjustments, including Bolt Medical's achievement of a regulatory milestone. In addition, the transaction price consists of a future payment of up to $200 million, or approximately $148 million for the portion not previously owned, upon achievement of a second regulatory milestone. The Bolt Medical business is being integrated into our Cardiovascular division.

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

Purchase Price Allocation

We accounted for these transactions as business combinations in accordance with FASB ASC Topic 805. The final purchase prices were comprised of the amounts presented below:

(in millions)	Bolt Medical	SoniVie	Other
Payment for acquisition, net of cash acquired	$475	$362	$239
Fair value of contingent consideration	100	98	38
Fair value of prior interest	207	55	—
	$782	$516	$277

We recorded the assets acquired and liabilities assumed at their respective fair values as of the closing date of the transactions. The final purchase price allocations were comprised of the components presented below, with the excess of the purchase price over the fair value of net assets acquired recorded to goodwill:

(in millions)	Bolt Medical	SoniVie	Other
Goodwill	$304	$248	$208
Amortizable intangible assets	142	—	66
Indefinite-lived intangible assets	376	344	—
Other assets acquired	28	12	1
Net deferred tax assets	—	—	12
Liabilities assumed	(22)	(23)	(10)
Net deferred tax liabilities	(46)	(65)	—
	$782	$516	$277

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase prices to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)
Bolt Medical:
Amortizable intangible assets:
Technology-related	$142	12
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	$376	N/A
	$518

SoniVie:
Indefinite-lived intangible assets:
IPR&D	$344	N/A
	$344

Other:
Amortizable intangible assets:
Technology-related	$66	13
	$66

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

In addition to the above, during the first six months of 2025, we completed acquisitions of other businesses for which the aggregate transaction price consisted of upfront cash payments of $172 million, net of cash acquired.

Contingent Consideration

Changes in the fair value of our contingent consideration liability during the first six months of 2026 associated with current and prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2025	$385
Contingent consideration net expense (benefit)	(46)
Contingent consideration payments	(82)
Balance as of June 30, 2026	$257

The maximum amount for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of June 30, 2026, the fair value of such uncapped contingent consideration is estimated at $58 million. As of June 30, 2026, the maximum amount that we could be required to pay under our other capped contingent consideration arrangements (undiscounted) is approximately $596 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2026	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Commercialization Milestones	$76 million	Discounted Cash Flow	Discount Rate	6%	-	15%	10%
			Probability of Payment	90%	-	100%	98%
			Projected Year of Payment	2027	-	2032	2029
Clinical-based, Regulatory and Other Milestones	$181 million	Discounted Cash Flow	Discount Rate	4%	-	5%	5%
			Probability of Payment	74%	-	86%	81%
			Projected Year of Payment	2027	-	2029	2028
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our clinical, regulatory and revenue-based payments and commercialization milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of June 30, 2026.

Strategic Investments

The aggregate carrying amount of our strategic investments, which are classified as Other investments within our accompanying unaudited consolidated balance sheets, was comprised of the following:

	As of
(in millions)	June 30, 2026	December 31, 2025
Equity method investments	$1,308	$396
Measurement alternative investments(1, 2)	938	286
	$2,245	$681
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
(2) Includes publicly-held equity securities, convertible notes and securities measured at fair value with changes in fair value recognized in Other, net within our accompanying unaudited consolidated statements of operations.

On May 15, 2026, we entered into an investment agreement with MiRus LLC (MiRus), a privately held company developing and commercializing proprietary novel biomaterials, implants and procedural solutions for the treatment of cardiovascular and orthopedic diseases, including the SIEGEL™ Balloon Expandable Transcatheter Aortic Valve Replacement (TAVR) system (TAVR System), for which it has received investigation device exemption approval from the U.S. Federal Food and Drug Administration (FDA) to conduct the STAR (Siegel Transcatheter Aortic Valve Replacement Trial) randomized control clinical trial in the United States designed to achieve Premarket Approval for the TAVR System. Under the terms of the agreement, for a cash payment of $1.500 billion, exclusive of a $100 million payment previously made by the Company to MiRus, we acquired (a) non-voting common equity interests constituting approximately 33.75 percent of the fully diluted equity interests of MiRus, and (b) an exclusive option (the TAVR Option) to acquire the MiRus TAVR business (TAVR-Structural Heart NewCo), for additional aggregate cash payments totaling $3.000 billion, at our option following MiRus’ achievement of certain clinical and regulatory milestones, for 100 percent ownership of TAVR-Structural Heart NewCo. Upon the closing of our acquisition of TAVR-Structural Heart NewCo, we will no longer own any equity interest in MiRus. If we exercise the TAVR Option, MiRus will have the right to receive additional payments based on net sales of the TAVR System over a specified period. We also have an exclusive option, exercisable if we exercise the TAVR Option, to acquire mitral and tricuspid replacement valve assets from MiRus for an additional payment.

If we do not make any portion of the additional payments, or do not exercise the TAVR Option within the applicable period or the TAVR Option does not close following its exercise, our equity interest in MiRus will be forfeited or reduced by approximately 75 percent, or exchanged for an interest in TAVR-Structural Heart NewCo, depending on the circumstances.

The $1.600 billion paid to MiRus was allocated based on the relative fair value of each component of the arrangement, including the equity investment in MiRus and the TAVR Option, each of which are classified as Other investments within our accompanying unaudited consolidated balance sheets.

As the agreement provides us with the ability to exert significant influence over MiRus, our equity investment in MiRus is accounted for under the equity method of accounting in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. The investment in the TAVR Option is recorded at the initial allocated cost and will be assessed for impairment on a quarterly basis.

As of June 30, 2026, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $1.311 billion, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of June 30, 2026		As of December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$15,065	$(9,755)	$14,692	$(9,346)
Patents	502	(390)	493	(382)
Other intangible assets	2,527	(1,801)	2,482	(1,732)
Amortizable intangible assets	$18,094	$(11,946)	$17,667	$(11,461)

Goodwill	$28,540	$(9,900)	$28,182	$(9,900)

IPR&D	$770		$813
Indefinite-lived intangible assets	$770		$813

The increase in our balance of goodwill and intangible assets is related primarily to our recent acquisitions. Refer to Note B – Acquisitions and Strategic Investments for further detail.

The following represents a roll forward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
Balance as of December 31, 2025	$7,709	$10,574	$18,282
Goodwill acquired	378	—	378
Impact of foreign currency fluctuations and purchase price adjustments	(4)	(16)	(20)
Balance as of June 30, 2026	$8,082	$10,558	$18,640

Goodwill and Other Intangible Asset Impairments

We did not record any goodwill impairment charges in the first six months of 2026 or 2025. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component.

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

In the second quarter of 2026, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350, Intangibles - Goodwill and Other. The qualitative approach was used for testing certain reporting units where fair value has historically exceeded carrying value, and all other reporting units were tested using the quantitative approach. For the reporting units tested using the qualitative approach, after assessing the totality of events, it was determined that it was not more likely than not that the fair value of the reporting units was less than their carrying value, and it was not deemed necessary to proceed to the quantitative test. For the reporting units tested using the quantitative approach, we determined that the fair value of the reporting units exceeded the carrying value and concluded that goodwill was not impaired.
We did not record any Intangible asset impairment charges in the second quarter and first six months of 2026 and recorded $46 million in the second quarter and first six months of 2025.
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

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and are intended to protect the U.S. dollar value of forecasted transactions. We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro, Chinese renminbi, Canadian dollar and Japanese yen. We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro. As of June 30, 2026 and December 31, 2025, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (December 2027 Notes).

We also use forward currency contracts that are not part of designated hedging relationships as a part of our strategy to manage our exposure to currency exchange rate risk related to monetary assets and liabilities and related forecasted transactions.

Refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for further discussion relating to derivative instruments and hedging activities.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		June 30, 2026	December 31, 2025
Forward currency contracts	Cash flow hedge	$8,662	$7,270
Forward currency contracts	Net investment hedge	1,492	1,292
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	4,231	4,163
Total Notional Outstanding		$15,382	$13,723
(1) Foreign currency-denominated debt is the €900 million debt principal associated with our December 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of June 30, 2026 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)	Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
	Three Months Ended June 30, 2026
Forward currency contracts
Cash flow hedges	$15	$(3)	$12	Cost of products sold	$4	$(1)	$3
Net investment hedges(2)	19	(4)	14	Interest expense	(8)	2	(6)
Foreign currency-denominated debt
Net investment hedges(3)	11	(2)	8	Other, net	—	—	—

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)	Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
	Three Months Ended June 30, 2025
Forward currency contracts
Cash flow hedges	$(255)	$57	$(198)	Cost of products sold	$(21)	$5	$(16)
Net investment hedges(2)	(61)	14	(47)	Interest expense	(9)	2	(7)
Foreign currency-denominated debt
Net investment hedges(3)	(81)	18	(63)	Other, net	—	—	—

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)	Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
	Six Months Ended June 30, 2026
Forward currency contracts
Cash flow hedges	$114	$(26)	$88	Cost of products sold	$7	$(2)	$5
Net investment hedges(2)	36	(8)	28	Interest expense	(11)	2	(8)
Foreign currency-denominated debt
Net investment hedges(3)	32	(7)	25	Other, net	—	—	—

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)	Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
	Six Months Ended June 30, 2025
Forward currency contracts
Cash flow hedges	$(325)	$73	$(252)	Cost of products sold	$(61)	$14	$(48)
Net investment hedges(2)	(78)	18	(60)	Interest expense	(14)	3	(11)
Foreign currency-denominated debt
Net investment hedges(3)	(119)	27	(93)	Other, net	—	—	—

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

As of June 30, 2026, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$21
Forward currency contracts	Net investment hedge	Interest expense	23

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2026	2025	2026	2025
Net gain (loss) on currency hedge contracts	Other, net	$5	$(132)	$15	$(174)
Net gain (loss) on currency transaction exposures	Other, net	(20)	131	(41)	173
Net currency exchange gain (loss)		$(15)	$(0)	$(26)	$(1)

Fair Value Measurements

Refer to Note D – Hedging Activities and Fair Value Measurements to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for discussion relating to our derivative and nonderivative instruments and fair value measurements.

The following are the balances of our derivative and nonderivative assets and liabilities:

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		June 30, 2026	December 31, 2025
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$100	$99
Forward currency contracts	Other long-term assets	110	57
		209	156
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	46	25
Total Derivative and Nonderivative Assets		$255	$181

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$62	$109
Forward currency contracts	Other long-term liabilities	74	102
Foreign currency-denominated debt(2)	Long-term debt	1,023	1,055
		1,159	1,266
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	39	42
Total Derivative and Nonderivative Liabilities		$1,198	$1,308
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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	June 30, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$210	$—	$—	$210	$1,075	$—	$—	$1,075
Publicly-held equity securities	10	—	—	10	17	—	—	17
Hedging instruments	—	255	—	255	—	181	—	181
	$220	$255	$—	$475	$1,092	$181	$—	$1,273
Liabilities
Hedging instruments	$—	$1,198	$—	$1,198	$—	$1,308	$—	$1,308
Contingent consideration liability	—	—	257	257	—	—	385	385
Licensing arrangements	—	—	—	—	—	—	7	7
	$—	$1,198	$257	$1,455	$—	$1,308	$392	$1,700

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents or Other current assets within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $210 million invested in money market funds and time deposits as of June 30, 2026 and $1.075 billion as of December 31, 2025, we held $409 million in interest-bearing and non-interest-bearing bank accounts as of June 30, 2026 and $965 million as of December 31, 2025.

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

The fair value of our outstanding debt obligations, excluding finance leases, was $12.272 billion as of June 30, 2026 and $11.154 billion as of December 31, 2025. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except coupon rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			June 30, 2026	December 31, 2025
December 2027 Senior Notes(2)	November 2019	December 2027	1,026	1,058	0.625%
March 2028 Senior Notes(2)	March 2022	March 2028	855	881	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
March 2029 Senior Notes(2)	February 2024	March 2029	855	881	3.375%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(2)	March 2022	March 2031	855	881	1.625%
March 2031 Senior Notes(2)	February 2025	March 2031	969	999	3.000%
March 2032 Senior Notes(2)	February 2024	March 2032	1,424	1,469	3.500%
March 2034 Senior Notes(2)	March 2022	March 2034	570	588	1.875%
March 2034 Senior Notes(2)	February 2025	March 2034	741	764	3.250%
November 2035 Senior Notes	November 2005	November 2035	350	350	6.250%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2026 - 2049	(68)	(76)
Finance Lease Obligation		Various	124	125
Long-term debt			$10,915	$11,137
(1) Coupon rates are semi-annual, except for the euro-denominated notes, which bear an annual coupon.
(2) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of June 30, 2026 and December 31, 2025, respectively.

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

The 2026 Revolving Credit Agreement provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2026 Revolving Credit Agreement. We had no amounts outstanding under the 2026 Revolving Credit Agreement as of June 30, 2026. We had no amounts outstanding under the 2021 Revolving Credit Agreement as of December 31, 2025. Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on the 2021 Revolving Credit Agreement.

364-Day Revolving Credit Agreement

On February 26, 2026, we entered into a $2.000 billion 364-day revolving credit agreement (the 364-Day Revolving Credit Agreement) with a global syndicate of commercial banks. The 364-Day Revolving Credit Agreement matures on the date that is 364 days from the earlier of (i) the date that any loans under the 364-Day Revolving Credit Agreement are available to be drawn on, or (ii) the closing of our pending acquisition of Penumbra. Loans under the 364-Day Revolving Credit Agreement will bear interest at applicable base rates plus an applicable margin based on our credit ratings. In addition, we will pay a facility fee based on our credit rating and the total amount of revolving credit commitments (generally irrespective of usage), as well as a ticking fee based on the credit rating on the undrawn portion of the commitments, accruing from 120 days after the effective date of the 364-Day Revolving Credit Agreement. The 364-Day Revolving Credit Agreement contains substantially similar representations, warranties, covenants, events of default, and financial covenants as the 2026 Revolving Credit Agreement. We had no amounts outstanding under the 364-day Revolving Credit Agreement as of June 30, 2026.

364-Day Delayed Draw Term Loan Agreement

On February 26, 2026, we entered into a $6.000 billion term loan credit agreement (the Term Loan Credit Agreement) with a global syndicate of commercial banks. The Term Loan Credit Agreement permits us to borrow (i) a 364-day delayed draw term loan in an aggregate principal amount of up to $1.000 billion (the Tranche A Loan), and (ii) a 364-day delayed draw term loan in an aggregate principal amount of up to $5.000 billion (the Tranche B Loan), in each case to fund our pending acquisition of Penumbra. Each of the Tranche A Loan and the Tranche B Loan may only be drawn upon the closing of our pending acquisition of Penumbra and will mature 364 days thereafter. Prior to the closing date of our pending acquisition of Penumbra, the Tranche B Loan commitments will be automatically reduced by an amount equal to net cash proceeds received from any equity issuance or debt incurrence, subject to certain exceptions. After the closing date of our pending acquisition of Penumbra, we are required to prepay any outstanding Tranche B Loans with the net cash proceeds of any subsequent equity issuance or debt incurrence, subject to certain exceptions.

Loans under the Term Loan Credit Agreement will bear interest at applicable base rates, plus an applicable margin based on our credit ratings. In addition, we are required to pay a ticking fee based on the credit rating of the unused commitments, accruing from 120 days after the effective date of the Term Loan Credit Agreement, and will also pay a duration fee equal to 0.10% per annum on the aggregate outstanding principal amount of the Tranche B Loan, payable 90 days following the closing date of our pending acquisition of Penumbra. The Term Loan Credit Agreement contains substantially similar representations, warranties, covenants, events of default, and financial covenants as the 2026 Revolving Credit Agreement and 364-Day Revolving Credit Agreement. We had no amounts outstanding under the Term Loan Credit Agreement as of June 30, 2026.

Financial Covenant

As of June 30, 2026, we were in compliance with the financial covenant required by our credit agreements described above.

	Covenant Requirement	Actual
	as of June 30, 2026	as of June 30, 2026
Maximum permitted leverage ratio(1)	4.00 times	2.02 times
(1) Ratio of total debt to deemed consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by each of the 2026 Revolving Credit Agreement, the 364-Day Revolving Credit Agreement and the Term Loan Credit Agreement.

Under each of the 2026 Revolving Credit Agreement, 364-Day Revolving Credit Agreement and Term Loan Credit Agreement, we are required to maintain a maximum permitted leverage ratio, as defined in the agreements, of 3.75 times. The credit agreements provide for higher leverage ratios, at our election, for the period following a qualified acquisition, as defined in the agreements, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the applicable credit agreement. The financial covenant is substantially similar to the covenant that was required under the 2021 Revolving Credit Agreement. On November 15, 2024, we announced the closing of our acquisition of Axonics, Inc. (Axonics) which we had previously designated as a qualified acquisition under the 2021 Revolving Credit Agreement, increasing the maximum permitted leverage ratio to 4.75 times at that time. We continued such designation under the new credit agreements. Consequently, as of June 30, 2026, the maximum permitted leverage ratio is 4.00 times. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. Permitted exclusions from the calculation of consolidated EBITDA include any non-cash charges and any cash litigation payments (net of any cash litigation receipts), as defined in the credit agreements, provided that the sum of any excluded net cash litigation payments since December 31, 2025 does not exceed $1.160 billion. As of June 30, 2026, we had $1.115 billion of the total permitted exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2026 Revolving Credit Agreement and the 364-Day Revolving Credit Agreement, as applicable. Outstanding commercial paper directly reduces borrowing capacity under the applicable agreements. We had $1.689 billion outstanding under our commercial paper program as of June 30, 2026 and no amounts outstanding as of December 31, 2025.

	As of
(in millions, except maturity and yield)	June 30, 2026	December 31, 2025
Commercial paper outstanding (at par)	$1,689	$—
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	1,061	2,750
Weighted average maturity	41 days	0 days
Weighted average yield	4.06%	—%

Senior Notes

We had senior notes outstanding of $10.859 billion as of June 30, 2026 and $11.343 billion as of December 31, 2025. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

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

We used the net proceeds from the 2025 Eurobonds offering to fund the repayment at maturity of AMS Europe’s €1.000 billion 0.750% Senior Notes due March 2025 and to pay accrued and unpaid interest with respect to such notes. Additionally, we used the remaining net proceeds for general corporate purposes, including, among other things, short-term investments, reduction of short-term debt, funding of working capital and acquisitions. During the second quarter of 2025, we also repaid at maturity our $500 million 1.900% Senior Notes due June 2025 and accrued and unpaid interest with respect to such notes.

Other Arrangements

We have accounts receivable factoring programs in certain European countries and with commercial banks in China and Japan which include promissory notes discounting programs. We account for our factoring programs as sales under FASB ASC Topic 860, Transfers and Servicing. We have no retained interest in the transferred receivables, other than collection and administration, and once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net within our accompanying unaudited consolidated balance sheets, are aggregated by contract denominated currency below:

(in millions, except interest rates)	As of June 30, 2026		As of December 31, 2025
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$159	4.7%	$193	3.6%
Yen denominated	226	1.9%	230	1.4%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $189 million as of June 30, 2026 and $203 million as of December 31, 2025, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2026 and December 31, 2025 we had not recognized a related liability for our outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified as Accounts Payable within our unaudited consolidated balance sheets and were $133 million as of June 30, 2026 and $144 million as of December 31, 2025.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	June 30, 2026	December 31, 2025
Trade accounts receivable	$3,184	$3,058
Allowance for credit losses	(135)	(132)
	$3,049	$2,926

Inventories

	As of
(in millions)	June 30, 2026	December 31, 2025
Finished goods	$1,972	$1,849
Work-in-process	277	246
Raw materials	985	849
	$3,235	$2,943

Property, plant and equipment, net

	As of
(in millions)	June 30, 2026	December 31, 2025
Land	$183	$173
Buildings and improvements	2,715	2,484
Equipment, furniture and fixtures	4,045	3,827
Capital in progress	911	1,161
	7,854	7,645
Less: accumulated depreciation	3,728	3,610
	$4,126	$4,036

NOTE G – INCOME TAXES

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reported tax rate	14.6%	15.5%	(1.0)%	16.0%
Impact of certain receipts/charges(1)	2.7%	2.9%	18.3%	2.2%
Rate from continuing operations	17.3%	18.4%	17.4%	18.2%
(1) These receipts/charges are taxed at different rates than our rate from continuing operations.
Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the second quarter of 2026, the principal reason for the difference between our tax rate from continuing operations and our reported tax rate relates to discrete benefits primarily related to return-to-provision adjustments.

In the first six months of 2026, the principal reason for the difference between our tax rate from continuing operations and our reported tax rate relates to a discrete tax benefit of $384 million to reflect a change in the anticipated future tax rate at which we expect to recover certain capitalized expenses.

In the second quarter and first six months of 2025, the principal reasons for the difference between our tax rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, and discrete tax benefits primarily related to stock-based compensation.

As of June 30, 2026, we had $636 million of gross unrecognized tax benefits, of which a net $536 million, if recognized, would affect our effective tax rate. As of December 31, 2025, we had $596 million of gross unrecognized tax benefits, of which a net $501 million, if recognized, would affect our effective tax rate. The change in gross unrecognized tax benefits relates to accruals for current year positions.

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

Our accrual for legal matters that are probable and estimable was $282 million as of June 30, 2026 and $242 million as of December 31, 2025 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims and matters assumed from acquired companies. We record certain legal charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. We recorded litigation-related net charges of $76 million during the second quarter and first six months of 2026 and did not record any litigation-related net charges (credits) during the second quarter and first six months of 2025. All other legal charges, credits and costs are recorded within Selling, general and administrative expenses within our accompanying unaudited consolidated statements of operations.

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

Patent Litigation

On November 20, 2017, The Board of Regents, University of Texas System and TissueGen. Inc. (collectively, UT), served a lawsuit against us in the Western District of Texas. The complaint against the Company alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. UT primarily seeks a reasonable royalty. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the UT’s Petition for Certiorari. UT proceeded with its case against the Company in Delaware. In January 2023, a jury trial was held on the issue of whether the one UT patent still asserted in the case was valid and whether it was infringed by the Company. On January 31, 2023, a jury concluded that UT’s patent was valid and willfully infringed by the Company, and awarded UT $42 million in damages. Following the trial, UT filed a motion seeking prejudgment interest and enhanced damages. The Company filed a motion seeking judgment as a matter of law in its favor or alternatively a new trial. On June 5, 2024, the Court granted the Company’s motion for judgment as a matter of law of no willful infringement, but otherwise denied the Company’s motions. The Court also denied UT’s motion for enhanced damages, awarded approximately $7 million in pre-judgment interest, and awarded post-judgment interest. On July 3, 2024, UT and the Company each filed a notice of appeal. On July 27, 2026, the Court of Appeals for the Federal Circuit reversed, granting judgment as a matter of law in the Company’s favor and finding UT’s patent invalid and not infringed.

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

On February 20, 2026, counsel representing individuals claiming they have been injured by their spinal cord stimulation (SCS) devices filed a motion with the Judicial Panel on Multidistrict Litigation (JPML), seeking the transfer of various actions for coordinated or consolidated pretrial proceedings (In re: Abbott and Boston Scientific Spinal Cord Stimulator Products Liability Litigation, MDL No. 3181). On June 5, 2026, the JPML issued an order consolidating all pending and future federal SCS cases into one Multi-District Litigation in the Central District of California (In Re. Boston Scientific Corporation Spinal Cord Stimulator Products Liability Litigation, Case No. 2:26-ml-03181-JLS-E). The cases filed against the Company allege various injuries and damages arising from the Company’s SCS products.

Other Proceedings

On March 5, 2026, purported Company shareholder John Rudolph Troike, individually and on behalf of all others similarly situated, filed a putative securities class action complaint in the United States District Court for the District of Massachusetts against the Company and certain current officers stemming from the drop in the Company’s stock price on February 4, 2026 following the release of the Company’s fourth quarter and full year 2025 results. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading statements concerning the Company’s financial guidance and anticipated growth in the U.S. electrophysiology business unit. The complaint seeks, among other relief, unspecified compensatory damages, unspecified equitable relief, and costs and expenses. On May 20, 2026, the Court appointed the Indiana Public Retirement System as lead plaintiff. On July 20, 2026, plaintiffs filed an amended complaint, adding additional named plaintiffs Miami Fire Fighters’ and Police Officers’ Retirement Trust and Detroit General Retirement System, and additionally alleging violation of Section 20A of the Securities Exchange Act of 1934 against a current officer.

On March 16, 2026, purported Company shareholder Greg Valen (the “Valen Derivative Complaint”), and on April 23, 2026, purported Company shareholder Elliot Feder (the “Feder Derivative Complaint”), and on July 9, 2026, purported Company shareholder Vladimir Gusinsky Revocable Trust (the “Gusinsky Derivative Complaint”), and on July 10, 2026, purported Company shareholders Joseph Crognale and Feghali Foods, Inc. PSP (the “Crognale Derivative Complaint”), each filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against the Company and certain current and former officers and directors, each containing substantially the same set of factual allegations as those asserted in the related securities class action case above, with the Gusinsky and Crognale Derivative Complaints also including allegations concerning the safety of batteries in the Company’s Accolade products. Each complaint seeks, among other relief, unspecified compensatory damages, unspecified equitable relief, and costs and expenses. The Valen and Feder matters have been consolidated and stayed until the final resolution of the anticipated motion to dismiss in the related securities class action case.

On March 23, 2026, the Company received a letter dated March 18, 2026, from a purported Company shareholder, Roberta Poznick, demanding that the Company’s Board of Directors take action against certain current and former officers and directors and other unidentified individuals and entities relating to substantially the same set of factual allegations as those asserted in the related securities class action case above.

NOTE I – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Weighted average shares outstanding — basic	1,470.2	1,479.9	1,477.6	1,478.5
Net effect of common stock equivalents	4.6	13.7	7.4	14.8
Weighted average shares outstanding - diluted	1,474.8	1,493.5	1,484.9	1,493.3

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Stock options outstanding(1)	5	1	3	1
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

We issued less than one million shares of our common stock in the second quarter of 2026, approximately four million shares of our common stock in the first six months of 2026, approximately one million shares in the second quarter of 2025 and approximately six million shares in the first six months of 2025. Shares were issued following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan.

Share Repurchase

On February 18, 2026, our Board of Directors approved a $4.000 billion increase to our existing authorization to repurchase up to $1.000 billion of our common stock, increasing the total repurchase authorization to $5.000 billion. On May 18, 2026, we entered into an accelerated share repurchase agreement (the ASR agreement) with JPMorgan Chase Bank, National Association (JPMorgan), to repurchase $2.000 billion of our common stock. On May 19, 2026, under the terms of the ASR agreement, we made an aggregate upfront payment of $2.000 billion to JPMorgan and received an initial delivery of approximately 30 million shares of our common stock, representing approximately 80 percent of the transaction value based on the closing price of our common stock on May 15, 2026. The final settlement occurred on June 12, 2026, and we received approximately 10 million additional shares of our common stock.

The total number of shares repurchased under the ASR agreement was based on the volume-weighted average price of our common stock during the repurchase period, less adjustments pursuant to the terms and conditions of the ASR agreement. The total number of shares repurchased under the ASR agreement are held as treasury stock within our accompanying unaudited consolidated balance sheets. As of June 30, 2026, we had $3.000 billion remaining available under the share repurchase authorization. We did not repurchase any shares of our common stock in the first six months of 2025.

The initial repurchase of our common stock and final settlement reduced the weighted average shares outstanding used to calculate basic and diluted earnings per share. The initial repurchase of our common stock was accounted for as a reduction of stockholders’ equity within our accompanying unaudited consolidated balance sheets. The remainder was accounted for as an unsettled forward contract indexed to our common stock until the final settlement occurred. The forward contract was classified as equity through the final settlement date in accordance with FASB ASC Topic 815.

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

We measure and evaluate our reportable segments based on their respective net sales, cost of goods sold, selling, general and administrative expenses, research and development expenses, operating income, excluding intersegment profits, and operating income as a percentage of net sales, all based on internally-derived standard currency exchange rates to exclude the impact of foreign currency, which may be updated from year to year. We exclude from segment expenses and segment operating income certain corporate-related expenses and certain transactions or adjustments that our CODM considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), litigation-related net charges (credits), European Union (EU) Medical Device Regulation (MDR) implementation costs, and the International Emergency Economic Powers Act (IEEPA) tariff refund. Although we exclude these amounts from segment expenses and segment operating income, they are included in reported Income (loss) before income taxes within our accompanying unaudited consolidated statements of operations and are included in the reconciliation below. The CODM uses segment operating income in the strategic plan, annual operating plan and other forecasting cycles. During these forecasting cycles, the CODM compares budget versus actual results to evaluate both internal and external events and conditions, which are used in assessing the performance of the reportable segments and to allocate resources across our reportable segments. Refer to Note K – Revenue for net sales by reportable segment presented in accordance with GAAP.

A reconciliation of sales and operating income for the reportable segments to the applicable line items within our accompanying unaudited consolidated statements of operations is as follows. Prior period amounts have been restated at constant currency to conform to current year presentation.

	Three Months Ended June 30, 2026
(in millions, except percentages)	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$1,818		$3,622		$5,440
Impact of foreign currency fluctuations					2
Total net sales					$5,442
Segment expenses:
Cost of products sold	526	28.9%	1,065	29.4%
Selling, general and administrative expenses	567	31.2%	992	27.4%
Research and development expenses	124	6.8%	359	9.9%
Other segment items(1)	4	0.2%	8	0.2%
Segment operating income(2)	598	32.9%	1,197	33.1%	1,795
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(252)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), EU MDR implementation costs, and the IEEPA tariff refund					(132)
Amortization expense					(233)
Operating income (loss)					1,178
Other income (expense), net					(118)
Income (loss) before income taxes					$1,060

	Three Months Ended June 30, 2025
(in millions, except percentages)	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$1,725		$3,365		$5,090
Impact of foreign currency fluctuations					(29)
Total net sales					$5,061
Segment expenses:
Cost of products sold	470	27.3%	1,048	31.2%
Selling, general and administrative expenses	521	30.2%	915	27.2%
Research and development expenses	120	7.0%	316	9.4%
Other segment items(1)	8	0.4%	6	0.2%
Segment operating income(2)	606	35.1%	1,079	32.1%	1,685
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(286)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(355)
Amortization expense					(225)
Operating income (loss)					819
Other income (expense), net					122
Income (loss) before income taxes					$941

	Six months ended June 30, 2026
(in millions, except percentages)	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$3,518		$7,124		$10,643
Impact of foreign currency fluctuations					3
Total net sales					$10,646
Segment expenses:
Cost of products sold	1,004	28.5%	2,133	29.9%
Selling, general and administrative expenses	1,124	31.9%	1,952	27.4%
Research and development expenses	251	7.1%	702	9.9%
Other segment items(1)	9	0.3%	15	0.2%
Segment operating income(2)	1,130	32.1%	2,323	32.6%	3,453
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(451)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), EU MDR implementation costs, and the IEEPA tariff refund					(258)
Amortization expense					(466)
Operating income (loss)					2,279
Other income (expense), net					(57)
Income (loss) before income taxes					$2,222

	Six months ended June 30, 2025
(in millions, except percentages)	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$3,335		$6,522		$9,856
Impact of foreign currency fluctuations					(133)
Total net sales					$9,724
Segment expenses:
Cost of products sold	906	27.2%	1,975	30.3%
Selling, general and administrative expenses	1,033	31.0%	1,788	27.4%
Research and development expenses	241	7.2%	600	9.2%
Other segment items(1)	13	0.4%	12	0.2%
Segment operating income(2)	1,142	34.2%	2,148	32.9%	3,290
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(541)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(564)
Amortization expense					(444)
Operating income (loss)					1,740
Other income (expense), net					6
Income (loss) before income taxes					$1,746
(1) Includes royalty expense.
(2) Calculated as Net sales of reportable segments less Segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation expense (in millions)	2026	2025	2026	2025
MedSurg	$29	$28	$57	$55
Cardiovascular	93	83	183	162
Consolidated depreciation expense	$122	$111	$240	$217

	As of
Total assets (in millions)	June 30, 2026	December 31, 2025
MedSurg	$3,804	$3,392
Cardiovascular	8,455	7,999
Total assets of reportable segments	12,259	11,391
Goodwill	18,640	18,282
Other intangible assets, net	6,918	7,019
All other corporate assets	7,398	6,981
	$45,216	$43,673

	As of
Long-lived assets (in millions)	June 30, 2026	December 31, 2025
U.S.	$1,984	$1,919
Ireland	752	750
Costa Rica	647	637
Other countries	743	730
Property, plant and equipment, net	4,126	4,036
Goodwill	18,640	18,282
Other intangible assets, net	6,918	7,019
Operating lease right-of-use assets in Other long-term assets	553	465
	$30,237	$29,802

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

	Three Months Ended June 30,
	2026			2025
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$491	$303	$793	$456	$281	$737
Urology	503	181	684	499	178	676
Neuromodulation	257	84	341	228	75	303
MedSurg	1,251	567	1,818	1,183	534	1,716
Interventional Cardiology & Vascular Therapies	586	746	1,333	499	679	1,178
Watchman	459	48	507	446	40	486
Electrophysiology	606	310	916	587	252	840
Cardiac Rhythm Management	349	236	585	355	235	590
Interventional Oncology & Embolization	175	108	283	155	96	251
Cardiovascular	2,175	1,449	3,624	2,042	1,303	3,345
Total Net Sales	$3,426	$2,017	$5,442	$3,224	$1,837	$5,061

	Six Months Ended June 30,
	2026			2025
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$937	$593	$1,529	$876	$534	$1,410
Urology	967	363	1,330	967	342	1,310
Neuromodulation	494	166	659	432	142	574
MedSurg	2,398	1,121	3,519	2,275	1,018	3,293
Interventional Cardiology & Vascular Therapies	1,139	1,438	2,577	966	1,337	2,302
Watchman	921	93	1,014	836	75	911
Electrophysiology	1,209	612	1,821	1,099	472	1,570
Cardiac Rhythm Management	698	465	1,163	713	455	1,168
Interventional Oncology & Embolization	344	207	551	296	183	479
Cardiovascular	4,311	2,815	7,126	3,909	2,521	6,430
Total Net Sales	$6,709	$3,936	$10,646	$6,185	$3,539	$9,724
Refer to Note J – Segment Reporting for information on our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Regions	2026	2025	2026	2025
U.S.	$3,426	$3,224	$6,709	$6,185
Europe, Middle East and Africa	932	878	1,864	1,725
Asia-Pacific	878	790	1,682	1,491
Latin America and Canada	206	169	391	324
Total Net Sales	$5,442	$5,061	$10,646	$9,724

Deferred Revenue

Contract liabilities are classified as Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $691 million as of June 30, 2026 and $682 million as of December 31, 2025. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiovascular business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx II+™ Insertable Cardiac Monitor system, also within our Cardiovascular business, for which revenue is recognized over the average service period based on device longevity and usage.

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

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2026	$(428)	$31	$(1)	$(399)
Other comprehensive income (loss) before reclassifications	85	12	0	97
(Income) loss amounts reclassified from accumulated other comprehensive income	(6)	3	(0)	(3)
Total other comprehensive income (loss)	80	15	(0)	94
Balance as of June 30, 2026	$(349)	$46	$(1)	$(304)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2025	$(80)	$69	$(17)	$(28)
Other comprehensive income (loss) before reclassifications	(474)	(198)	—	(671)
(Income) loss amounts reclassified from accumulated other comprehensive income	(7)	(16)	(0)	(23)
Total other comprehensive income (loss)	(480)	(214)	(0)	(694)
Balance as of June 30, 2025	$(560)	$(145)	$(17)	$(722)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2025	$(561)	$(48)	$(2)	$(610)
Other comprehensive income (loss) before reclassifications	220	88	1	309
(Income) loss amounts reclassified from accumulated other comprehensive income	(8)	5	(0)	(3)
Total other comprehensive income (loss)	212	93	0	305
Balance as of June 30, 2026	$(349)	$46	$(1)	$(304)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2024	$136	$155	$(16)	$275
Other comprehensive income (loss) before reclassifications	(686)	(252)	(0)	(938)
(Income) loss amounts reclassified from accumulated other comprehensive income	(11)	(47)	(0)	(58)
Total other comprehensive income (loss)	(696)	(300)	(0)	(996)
Balance as of June 30, 2025	$(560)	$(145)	$(17)	$(722)

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustment and our cash flow hedges recorded in Net change in derivative financial instruments.

NOTE M - RESTRUCTURING-RELATED ACTIVITIES

On July 21, 2026, our Board of Directors approved, and we committed to, a new global restructuring program (the 2026 Restructuring Plan). The 2026 Restructuring Plan is intended to support our efforts to drive sustained cost efficiencies and enable continued growth by ensuring that we are structured and resourced to support our strategic priorities.

Key activities under the 2026 Restructuring Plan will include supply chain optimization, including transferring certain production lines among facilities, targeted functional transformation and organizational structure evolution to drive sustained cost efficiencies. These activities are expected to be initiated in 2026 and to be substantially completed by the end of 2029.

While new jobs are created in areas of growth and resources are deployed to support our portfolio and global market needs, we do expect some headcount reductions to result from these restructuring activities.

The implementation of the 2026 Restructuring Plan is estimated to result in total pre-tax charges of approximately $700 million to $800 million, of which approximately $600 million to $700 million is expected to result in future cash outlays, and reduce gross annual pre-tax expenses by approximately $500 million as program benefits are realized. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. The following table provides a summary of our estimates of total pre-tax charges associated with the 2026 Restructuring Plan by major type of cost:

Type of Cost (in millions)	Total Estimated Amount Expected to be Incurred
Transfer costs (1)	$300	-	$350
Termination benefits(2)	275	-	300
Other(3)	125	-	150
	$700	-	$800
(1) Represents costs to transfer product manufacturing lines between geographically dispersed facilities.
(2) Plans detailing specific employee impacts will be developed for each affected region and business, working with employee representative bodies where required under local laws.
(3) Consists of consulting fees and costs associated with contractual cancellations as well as other costs directly related to the restructuring program, including program management, accelerated depreciation and fixed asset write-offs.

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

Standards to be Implemented

In November 2024, the FASB issued ASC Update No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Update No. 2024-03 aims to improve transparency of expense disclosures to enhance investor understanding of an entity's performance and to assist in comparing an entity's performance over time and with that of other entities. Update No. 2024-03 modifies the disclosures over certain costs and expenses and requires entities to disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion, included in each relevant expense caption, (2) within the same disclosure, certain amounts that are already required to be disclosed under current GAAP, (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and (4) the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Update No. 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date, or retrospectively to any or all prior periods presented in the financial statements. We are currently assessing the impact of Update No. 2024-03 to our unaudited consolidated financial statements.

In September 2025, the FASB issued ASC Update No. 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Update No. 2025-06 modernizes the accounting for software costs by removing all references to a sequential software development method, requiring entities to begin capitalizing software costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Update No. 2025-06 allows for early adoption and permits either a prospective, modified prospective, or retrospective adoption approach. We do not expect the adoption of Update No. 2025-06 to have a material impact to our unaudited consolidated financial statements.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Boston Scientific Corporation is a global developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. As a medical technology leader for more than 45 years, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals diagnose and treat a wide range of diseases and medical conditions and improve patients’ quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body. We advance science for life by providing a broad range of high-performance solutions to address unmet patient needs and reduce the cost of healthcare. When used in this report, the terms "we," "us," "our" and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries.

Executive Summary

The following section describes some of our financial highlights and trends on a consolidated basis. For additional information on our business units and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

(in millions, except percentages and per share data)	Three Months Ended June 30,		2026 versus 2025	2026 versus 2025
	2026	2025	$	%
Reported net sales	$5,442	$5,061	$381	7.5%
Reported net income (loss) attributable to Boston Scientific common stockholders	907	797	110	13.8%
Adjusted net income (loss) attributable to Boston Scientific common stockholders (non-GAAP measure)	1,275	1,127	148	13.1%
Net income (loss) per common share — diluted	0.61	0.53	0.08	15.2%
Adjusted net income (loss) per common share — diluted (non-GAAP measure)	0.86	0.75	0.11	14.6%

(in millions, except percentages and per share data)	Six Months Ended June 30,		2026 versus 2025	2026 versus 2025
	2026	2025	$	%
Reported net sales	$10,646	$9,724	$922	9.5%
Reported net income (loss) attributable to Boston Scientific common stockholders	2,247	1,471	776	52.8%
Adjusted net income (loss) attributable to Boston Scientific common stockholders (non-GAAP measure)	2,464	2,248	216	9.6%
Net income (loss) per common share — diluted	1.51	0.98	0.53	53.6%
Adjusted net income (loss) per common share — diluted (non-GAAP measure)	1.66	1.51	0.15	10.2%

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 versus 2025	2026 versus 2025
Net sales reported growth	7.5%	9.5%
Impact of foreign currency fluctuations	(0.5)%	(1.4)%
Net sales operational growth (non-GAAP measure)	7.0%	8.1%
Impact of certain acquisitions and divestitures	—%	—%
Net sales organic growth (non-GAAP measure)	7.0%	8.1%

During the second quarter and first six months of 2026, the increase in our reported net sales was primarily driven by innovation and strong commercial execution in our Interventional Cardiology and Vascular Therapies and Electrophysiology business units. Refer to Results of Operations for a discussion of our net sales by business. During the second quarter of 2026, the increase in our reported net income attributable to Boston Scientific common stockholders was primarily driven by higher net sales. During the first six months of 2026, the increase in our reported net income attributable to Boston Scientific common stockholders was primarily driven by higher net sales and a discrete tax benefit recorded in the first quarter of 2026. Refer to Tax Rate for additional details pertaining to the discrete tax benefit.

To supplement our unaudited consolidated financial statements prepared on a generally accepted accounting principles in the United States (GAAP) basis, we disclose certain non-GAAP measures, including operational and organic net sales growth, adjusted net income attributable to Boston Scientific common stockholders and adjusted net income per common share - diluted. Operational net sales growth excludes the impact of foreign currency fluctuations. Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to certain acquisitions and divestitures for which there are less than a full period of comparable net sales. There were no applicable acquisitions in the first six months of 2026 or 2025. Our adjusted net income attributable to Boston Scientific common stockholders and adjusted net income per common share - diluted exclude certain charges and/or credits as reported in our net income attributable to Boston Scientific common stockholders and net income per common share - diluted for purposes of assessing operating performance.

Adjusted measures, including operational and organic net sales growth, adjusted net income attributable to Boston Scientific common stockholders and adjusted net income per common share - diluted, exclude certain items required by GAAP, are not prepared in accordance with GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

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

			Increase/(Decrease)
(in millions, except percentages)	Three Months Ended June 30,		$	Reported Basis	Impact of Foreign Currency Fluctuations	Operational Basis	Impact of Certain Acquisitions / Divestitures(1)	Organic Basis
	2026	2025
Endoscopy	$793	$737	$56	7.6%	(0.7)%	7.0%	—%	7.0%
Urology	684	676	7	1.1%	(0.3)%	0.8%	—%	0.8%
Neuromodulation	341	303	39	12.7%	(0.6)%	12.2%	—%	12.2%
MedSurg	1,818	1,716	102	5.9%	(0.5)%	5.4%	—%	5.4%
Cardiovascular	3,624	3,345	279	8.3%	(0.6)%	7.8%	—%	7.8%
Net Sales	$5,442	$5,061	$381	7.5%	(0.5)%	7.0%	—%	7.0%

			Increase/(Decrease)
(in millions, except percentages)	Six Months Ended June 30,		$	Reported Basis	Impact of Foreign Currency Fluctuations	Operational Basis	Impact of Certain Acquisitions / Divestitures(1)	Organic Basis
	2026	2025
Endoscopy	$1,529	$1,410	$119	8.5%	(1.6)%	6.9%	—%	6.9%
Urology	1,330	1,310	21	1.6%	(0.9)%	0.6%	—%	0.6%
Neuromodulation	659	574	86	14.9%	(1.2)%	13.7%	—%	13.7%
MedSurg	3,519	3,293	226	6.9%	(1.3)%	5.6%	—%	5.6%
Cardiovascular	7,126	6,430	696	10.8%	(1.4)%	9.4%	—%	9.4%
Net Sales	$10,646	$9,724	$922	9.5%	(1.4)%	8.1%	—%	8.1%
(1) There were no applicable acquisitions in the second quarter and first six months of 2026 or 2025.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) conditions with innovative, less-invasive technologies. In the second quarter and first six months of 2026, reported net sales growth was primarily driven by our biliary franchise, led by our AXIOS™ Stent and Delivery System, and our core GI franchise.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. In the second quarter and first six months of 2026, reported net sales growth was relatively flat, primarily driven by underperformance in our stone franchise as a result of volume-based-procurement in China, and commercial disruption in our sacral neuromodulation franchise.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. In the second quarter and first six months of 2026, reported net sales growth was primarily driven by our comprehensive pain portfolio, led by our Intracept™ Intraosseous Nerve Ablation System and Nalu Peripheral Nerve Stimulation System, and our deep brain stimulation franchise.

Cardiovascular

Our Cardiovascular business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart, as well as products to diagnose and treat peripheral arterial and venous diseases and various forms of cancer. In the second quarter and first six months of 2026, reported net sales growth was primarily driven by our coronary therapies franchise, led by our AGENT™ Drug-Coated Balloon, and our Electrophysiology business unit, led by our Farapulse™ Pulsed Field Ablation (PFA) System. Net sales for the second quarter and first six months of 2026 were impacted by increased competition within our Electrophysiology business unit and a deceleration of certain WATCHMAN™ procedures.

Gross Profit

Our gross profit was $3.848 billion during the second quarter of 2026, $3.424 billion during the second quarter of 2025, $7.462 billion for the first six months of 2026, and $6.633 billion for the first six months of 2025. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Three Months	Six Months
Period ended June 30, 2025	67.7%	68.2%
Sales pricing, volume and mix	0.6%	0.7%
Net impact of foreign currency fluctuations	(0.4)%	(0.6)%
All other, including inventory charges and other period expenses	2.9%	1.8%
Period ended June 30, 2026	70.7%	70.1%

In the second quarter of 2026, the primary factors that impacted gross profit margin were increased sales of higher margin products, the benefit recognized in connection with the recovery of previously incurred tariffs and a decrease in inventory charges, slightly offset by an unfavorable impact from foreign currency. These factors also impacted gross profit margin during the first six months of 2026, along with a decrease in the impact of inventory step-up adjustments associated with acquisitions.

Operating Expenses

The following table provides a summary of our key operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in millions, except percentages)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,803	33.1%	$1,716	33.9%	$3,583	33.7%	$3,312	34.1%
Research and development expenses	554	10.2%	526	10.4%	1,069	10.0%	969	10.0%

Selling, General and Administrative (SG&A) Expenses

During the second quarter of 2026, SG&A expenses increased $87 million, or 5 percent, compared to the prior year period and were 80 basis points lower as a percentage of net sales. During the first six months of 2026, SG&A expenses increased $271 million, or 8 percent, compared to the prior year period and were 40 basis points lower as a percentage of net sales. The increase in SG&A expenses in both periods was primarily driven by selling expenses associated with higher net sales.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the second quarter of 2026, R&D expenses increased $28 million, or 5 percent, compared to the prior year period and were 20 basis points lower as a percentage of net sales. During the first six months of 2026, R&D expenses increased $100 million, or 10 percent, compared to the prior year period and were 10 basis points lower as a percentage of net sales. The increase in R&D expenses in both periods was primarily driven by investments across our businesses in order to maintain a pipeline of products that we believe will contribute to future sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 versus 2025	2026 versus 2025	2026	2025	2026 versus 2025	2026 versus 2025
(in millions, except percentages)			$	%			$	%
Amortization expense	$233	$225	$8	3.4%	$466	$444	$21	4.8%

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

Type of Cost (in millions)	Total Amount Incurred
Transfer costs(1)	$357
Termination benefits(2)	115
Other(3)	276
$748
(1) Represents costs to transfer product manufacturing lines between geographically dispersed facilities.
(2) Plans detailing specific employee impacts are developed for each affected region and business, working with employee representative bodies where required under local laws.
(3) Consists of consulting fees and costs associated with contractual cancellations as well as other costs directly related to the restructuring program, including program management, impairment of right of use lease assets, accelerated depreciation and fixed asset write-offs.

The following table presents our restructuring and restructuring-related net charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Restructuring net charges (credits)(1)	$8	$83	$11	$93
Restructuring-related net charges (credits)(2)	33	78	66	117
(1) These charges are recorded in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations.
(2) These charges are primarily recorded within Cost of products sold, SG&A Expenses and R&D Expenses.

The following table presents our restructuring reserve balance:

	As of
(in millions)	June 30, 2026	December 31, 2025
Restructuring reserve balance	$33	$59

On July 21, 2026, our Board of Directors approved, and we committed to, a new global restructuring program. For additional information on the new restructuring plan, refer to Note M - Restructuring-Related Activities to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this Quarterly Report).

Other, net

The following are the components of Other, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest income	$11	$3	$26	$9
Net foreign currency gain (loss)	(15)	(0)	(26)	(1)
Net gains (losses) on investments(1)	(12)	220	146	193
Other income (expense), net	(6)	(10)	(17)	(22)
	$(23)	$213	$129	$179
(1) Net gains (losses) on investments include investment portfolio net losses (gains) and impairments as well as the impact of recording our share of the earnings or losses of equity method investees.

During the second quarter of 2026, the decrease in Other, net, compared to the prior year period, was primarily driven by the gain associated with the remeasurement of our previously held investment in Bolt Medical, Inc. (Bolt Medical) to fair value based on the allocation of the acquisition purchase price when we acquired the remaining shares of Bolt Medical in the second quarter of 2025.

Tax Rate

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reported tax rate	14.6%	15.5%	(1.0)%	16.0%
Impact of certain receipts/charges(1)	2.7%	2.9%	18.3%	2.2%
Rate from continuing operations	17.3%	18.4%	17.4%	18.2%
(1) These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the second quarter of 2026, the principal reason for the difference between our tax rate from continuing operations and our reported tax rate relates to discrete benefits primarily related to return-to-provision adjustments.

In the first six months of 2026, the principal reason for the difference between our tax rate from continuing operations and our reported tax rate relates to a discrete tax benefit of $384 million to reflect a change in the anticipated future tax rate at which we expect to recover certain capitalized expenses.

In the second quarter and first six months of 2025, the principal reasons for the difference between our tax rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, and discrete tax benefits primarily related to stock-based compensation.

We completed our assessment of the One Big Beautiful Bill Act (OBBBA) and related administrative guidance issued to date during the second quarter of 2026. Based on our evaluation, OBBBA did not have a material impact on our tax rate from continuing operations. We will continue to monitor future legislative and regulatory developments. Any future legislative guidance could change our assessment of the impact of OBBBA on our tax rate from continuing operations.

We also continue to evaluate developments related to the Pillar Two framework issued by the Organization for Economic Cooperation and Development (OECD) and to refine its assessment of the application of the framework and the administrative guidance during the quarter. The impact of the Pillar Two global minimum tax on our tax rate from continuing operations was immaterial in the second quarter of 2026.

We continue to monitor legislative adoption by each member country of the OECD’s January 5, 2026 administrative guidance that introduced new safe harbors for U.S.-based multinational companies. While adoption of these safe harbors is important to achieve certainty regarding the exemption of U.S.-based multinational companies and their subsidiaries from certain elements of the OECD global minimum tax framework in 2026, we do not currently expect the legislative adoption of such guidance to have a material impact on our tax rate from continuing operations.

See Note G – Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional details on our tax rate.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the second quarter and first six months of 2026, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of June 30, 2026, we had $539 million of unrestricted Cash and cash equivalents on hand. The balance is comprised of $130 million invested in money market funds and time deposits and $409 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

On February 26, 2026, we entered into a new $3.000 billion revolving credit agreement (the 2026 Revolving Credit Agreement) with a global syndicate of commercial banks and terminated our previous revolving credit agreement (the 2021 Revolving Credit Agreement). The 2026 Revolving Credit Agreement matures on February 26, 2031, with one-year extension options subject to certain conditions, including certain lender approvals. This credit agreement provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2026 Revolving Credit Agreement. As of June 30, 2026, there was $1.689 billion outstanding under our commercial paper program and no amounts outstanding under the 2026 Revolving Credit Agreement, resulting in an additional $1.311 billion of available liquidity.

On February 26, 2026, we entered into a $2.000 billion 364-day revolving credit agreement (the 364-Day Revolving Credit Agreement) with a global syndicate of commercial banks. The 364-Day Revolving Credit Agreement matures on the date that is 364 days from the earlier of (i) the date that any loans under the 364-Day Revolving Credit Agreement are available to be drawn on, or (ii) the closing of our pending acquisition of Penumbra, Inc. (Penumbra). In addition, on February 26, 2026, we entered into a $6.000 billion term loan credit agreement (the Term Loan Credit Agreement) with a global syndicate of commercial banks. The Term Loan Credit Agreement permits us to borrow (i) a 364-day delayed draw term loan in an aggregate principal amount of up to $1.000 billion (the Tranche A Loan), and (ii) a 364-day delayed draw term loan in an aggregate amount of up to $5.000 billion (the Tranche B Loan). Each of the Tranche A Loan and the Tranche B Loan may only be drawn upon the closing of our pending acquisition of Penumbra and will mature 364 days thereafter. As of June 30, 2026, we had no amounts outstanding under the 364-Day Revolving Credit Agreement or Term Loan Credit Agreement.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

On July 21, 2026, our Board of Directors approved, and we committed to, a new global restructuring program. For additional information on the new restructuring plan, refer to Note M - Restructuring-Related Activities to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

The following provides a summary and description of our net cash inflows (outflows):

	Six Months Ended June 30,
(in millions)	2026	2025
Cash provided by (used for) operating activities	$1,822	$1,827
Cash provided by (used for) investing activities	(2,547)	(1,626)
Cash provided by (used for) financing activities	(670)	(107)

Operating Activities

During the first six months of 2026, cash provided by (used for) operating activities remained relatively flat compared to the prior year period primarily due to comparatively higher sales and corresponding operating income, offset by an increase in employee and working capital-related payments.

Investing Activities

During the first six months of 2026, cash provided by (used for) investing activities included net cash payments of $718 million for acquisitions of multiple businesses, primarily related to Nalu Medical, Inc., net payments for investments and acquisitions of certain technologies of $1.501 billion, primarily related to the investment in MiRus LLC (MiRus), and purchases of property, plant and equipment and internal use software of $372 million. For more information on our acquisitions and the investment in MiRus, refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

During the first six months of 2025, cash provided by (used for) investing activities included net cash payments of $1.248 billion for acquisitions of multiple businesses, primarily related to Bolt Medical, Inc., SoniVie Ltd. and Cortex, Inc., and purchases of property, plant and equipment and internal use software of $344 million.

Financing Activities

During the first six months of 2026, cash provided by (used for) financing activities included net proceeds from the issuance of commercial paper of $1.675 billion, a $2.000 billion payment to repurchase shares of our common stock, and a $255 million payment of the remaining balance of 3.750% Senior Notes due March 2026. For more information on our borrowings, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report. For more information on our share repurchase, refer to Note I – Weighted Average Shares Outstanding to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Cash provided by (used for) financing activities in the first six months of 2025 included the registered public offering of €1.500 billion in aggregate principal amount of euro-denominated senior notes (the 2025 Eurobonds). The 2025 Eurobonds offering resulted in cash proceeds of $1.558 billion, net of investor discounts and issuance costs. We used the net proceeds from the 2025 Eurobonds offering to fund the repayment at maturity of AMS Europe’s €1.000 billion 0.750% Senior Notes due March 2025 and to pay accrued and unpaid interest with respect to such notes. Additionally, we used the remaining net proceeds for general corporate purposes, including, among other things, short-term investments, reduction of short-term debt, funding of working capital and acquisitions. During the second quarter of 2025, we also repaid at maturity our $500 million 1.900% Senior Notes due June 2025 and accrued and unpaid interest with respect to such notes.

Financial Covenant

As of June 30, 2026, we were in compliance with the financial covenant required by our credit agreements described above.

	Covenant Requirement	Actual
	as of June 30, 2026	as of June 30, 2026
Maximum permitted leverage ratio(1)	4.00 times	2.02 times
(1) Ratio of total debt to deemed consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by each of the 2026 Revolving Credit Agreement, the 364-Day Revolving Credit Agreement and the Term Loan Credit Agreement.

Under each of the 2026 Revolving Credit Agreement, 364-Day Revolving Credit Agreement and Term Loan Credit Agreement, we are required to maintain a maximum permitted leverage ratio, as defined in the agreements, of 3.75 times. The credit agreements provide for higher leverage ratios, at our election, for the period following a qualified acquisition, as defined in the agreements, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the applicable credit agreement. The financial covenant is substantially similar to the covenant that was required under the 2021 Revolving Credit Agreement, which we terminated on February 26, 2026. On November 15, 2024, we announced the closing of our acquisition of Axonics, Inc. (Axonics) which we had previously designated as a qualified acquisition under the 2021 Revolving Credit Agreement, increasing the maximum permitted leverage ratio to 4.75 times at that time. We continued such designation under the new credit agreements. Consequently, as of June 30, 2026, the maximum permitted leverage ratio is 4.00 times. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. Permitted exclusions from the calculation of consolidated EBITDA include any non-cash charges and any cash litigation payments (net of any cash litigation receipts), as defined in the credit agreements, provided that the sum of any excluded net cash litigation payments since December 31, 2025 does not exceed $1.160 billion. As of June 30, 2026, we had $1.115 billion of the total permitted exclusion remaining.

Contractual Obligations and Commitments

On January 15, 2026, we announced our entry into a definitive agreement to acquire 100 percent of Penumbra, a publicly traded medical technology company primarily focused on thrombectomy products for use in peripheral vascular procedures in the removal of blood clots and blockages. At the time of announcement, the purchase price was valued at $374 per share, or approximately $14.500 billion. On March 16, 2026, we and Penumbra each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with its review of the transaction. We and Penumbra are responding to the Second Request and continue to work cooperatively with the FTC in its review. On May 6, 2026, Penumbra stockholders voted to approve the acquisition. The transaction is expected to be completed in the second half of 2026, subject to the satisfaction of other customary closing conditions, including regulatory clearances. We plan to fund the transaction consideration through a combination of cash on hand and newly issued debt in an aggregate amount equal to approximately $11.000 billion, and the remaining portion of the transaction consideration will be paid in shares of our common stock. The Penumbra business will be integrated into our Cardiovascular division.

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of June 30, 2026.

Equity

On February 18, 2026, our Board of Directors approved a $4.000 billion increase to our existing authorization to repurchase up to $1.000 billion of our common stock, increasing the total repurchase authorization to $5.000 billion. On May 18, 2026, we entered into an accelerated share repurchase agreement (the ASR agreement) with JPMorgan Chase Bank, National Association (JPMorgan). On May 19, 2026, under the terms of the ASR agreement, we made an aggregate upfront payment of $2.000 billion to JPMorgan and received an initial delivery of approximately 30 million shares of our common stock, representing approximately 80 percent of the transaction value based on the closing price of our common stock on May 15, 2026. The final settlement occurred on June 12, 2026, and we received approximately 10 million additional shares of our common stock. As of June 30, 2026, we had $3.000 billion remaining available under the share repurchase authorization. We did not repurchase any shares of our common stock in the first six months of 2025.

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

Legal Matters

For a discussion of our material legal proceedings, refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report and Note I – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements implemented since December 31, 2025, and relevant accounting pronouncements to be implemented in the future are included in Note N – New Accounting Pronouncements to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

To calculate adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share, we exclude certain charges (credits) from GAAP net income and GAAP net income attributable to Boston Scientific common stockholders, which include amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), investment portfolio net losses (gains) and impairments, restructuring and restructuring-related net charges (credits), litigation-related net charges (credits), European Union (EU) Medical Device Regulation (MDR) implementation costs, debt extinguishment net charges, deferred tax expenses (benefits), discrete tax items and other charges (credits) as appropriate. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC Topic 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." In addition to the explanation below, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission for an explanation of each of these adjustments and the reasons for excluding each item. The following is an explanation of each incremental or revised adjustment type, since our most recent Annual Report on Form 10-K, that management excluded as part of these non-GAAP financial measures as well as the reason for excluding each item:

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

•IEEPA tariff refund - This amount relates to the benefit recognized in connection with the recovery of previously incurred tariffs imposed under the International Emergency Economic Powers Act (IEEPA) recognized in Cost of products sold within our accompanying unaudited consolidated statements of operations. This amount is excluded from management's assessment of operating performance used for making operating decisions and assessing performance.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Executive Summary and Results of Operations for a discussion of these reconciling items:

	Three Months Ended June 30, 2026
(in millions, except per share data)	Income (Loss) before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$1,060	$155	$905	$(2)	$907	$0.61
Non-GAAP adjustments:
Amortization expense	233	27	206	2	203	0.14
Acquisition/divestiture-related net charges/credits	92	20	72	—	72	0.05
Restructuring and restructuring-related net charges/credits	42	5	37	—	37	0.02
Litigation-related net charges/credits	76	16	60	—	60	0.04
Investment portfolio net losses/gains and impairments	(2)	(0)	(2)	—	(2)	(0.00)
EU MDR implementation costs	7	1	6	—	6	0.00
IEEPA tariff refund	(83)	(7)	(77)	—	(77)	(0.05)
Deferred tax expenses/benefits	—	(70)	70	—	70	0.05
Adjusted	$1,423	$148	$1,275	$1	$1,275	$0.86

	Three Months Ended June 30, 2025
(in millions, except per share data)	Income (Loss) before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$941	$146	$795	$(2)	$797	$0.53
Non-GAAP adjustments:
Amortization expense	225	32	193	2	191	0.13
Goodwill and other intangible asset impairment charges	46	8	37	—	37	0.02
Acquisition/divestiture-related net charges/credits	(92)	0	(92)	—	(92)	(0.06)
Restructuring and restructuring-related net charges/credits	161	19	142	—	142	0.10
Investment portfolio net losses/gains and impairments	(2)	0	(2)	—	(2)	(0.00)
EU MDR implementation costs	10	1	9	—	9	0.01
Deferred tax expenses/benefits	—	(45)	45	—	45	0.03
Discrete tax items	—	(0)	0	—	0	0.00
Adjusted	$1,289	$162	$1,127	$0	$1,127	$0.75

	Six Months Ended June 30, 2026
(in millions, except per share data)	Income (Loss) before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$2,222	$(21)	$2,243	$(4)	$2,247	$1.51
Non-GAAP adjustments:
Amortization expense	466	55	410	5	406	0.27
Acquisition/divestiture-related net charges/credits	139	36	103	—	103	0.07
Restructuring and restructuring-related net charges/credits	77	8	69	—	69	0.05
Litigation-related net charges/credits	76	16	60	—	60	0.04
Investment portfolio net losses/gains and impairments	(139)	(33)	(106)	—	(106)	(0.07)
EU MDR implementation costs	14	2	12	—	12	0.01
IEEPA tariff refund	(83)	(7)	(77)	—	(77)	(0.05)
Deferred tax expenses/benefits	—	250	(250)	—	(250)	(0.17)
Adjusted	$2,771	$305	$2,465	$1	$2,464	$1.66

	Six Months Ended June 30, 2025
(in millions, except per share data)	Income (Loss) before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$1,746	$279	$1,467	$(4)	$1,471	$0.98
Non-GAAP adjustments:
Amortization expense	444	62	383	4	378	0.25
Goodwill and other intangible asset impairment charges	46	8	37	—	37	0.02
Acquisition/divestiture-related net charges/credits	57	(4)	61	—	61	0.04
Restructuring and restructuring-related net charges/credits	210	26	184	—	184	0.12
Investment portfolio net losses/gains and impairments	6	2	5	—	5	0.00
EU MDR implementation costs	23	3	19	—	19	0.01
Deferred tax expenses/benefits	—	(91)	91	—	91	0.06
Discrete tax items	—	(0)	0	—	0	0.00
Adjusted	$2,533	$284	$2,249	$1	$2,248	$1.51

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $14.384 billion as of June 30, 2026 and $12.726 billion as of December 31, 2025. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $854 million as of June 30, 2026 compared to $804 million as of December 31, 2025. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $1.042 billion as of June 30, 2026 compared to $982 million as of December 31, 2025. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of June 30, 2026 or December 31, 2025. As of June 30, 2026, $10.859 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 87% of our total debt, on an amortized cost basis. As of June 30, 2026, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Previously, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation has been occurring in phases and will continue over the next several years. As each phase is completed, our related internal controls may change and are updated accordingly. During the second quarter of 2026, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2026 - April 30, 2026	—	$—	—	$5,000
May 1, 2026 - May 31, 2026(1)	30,372,058	50.10	30,372,058	3,000
June 1, 2026 - June 30, 2026(1)	9,550,378	50.10	9,550,378	3,000
Total	39,922,436	$50.10	39,922,436	$3,000
(1) On February 18, 2026, our Board of Directors approved a $4.000 billion increase to our existing share repurchase authorization, increasing the total authorization to $5.000 billion. On May 18, 2026, we entered into an accelerated share repurchase agreement (the ASR agreement) with JPMorgan Chase Bank, National Association, to repurchase $2.000 billion of our common stock. On May 19, 2026, we made an aggregate upfront payment of $2.000 billion and received an initial delivery of approximately 30 million shares. The ASR agreement was fully settled on June 12, 2026, and we received approximately 10 million additional shares. Shares delivered under the ASR agreement are reflected in the table above in the periods received, including the initial delivery in May 2026 and the final settlement in June 2026. The total number of shares repurchased was based on the volume-weighted average price of our common stock during the repurchase period, less adjustments in accordance with the terms of the agreement.

ITEM 5. OTHER INFORMATION

(c)

No director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2026.

ITEM 6. EXHIBITS (* documents filed or furnished with this report; # compensatory plans or arrangements)

3.1
Fourth Restated Certificate of Incorporation of Boston Scientific Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 5, 2026, File No. 1-110183).

10.1
Employee Stock Purchase Plan, Amended and Restated Effective as of July 1, 2026 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 5, 2026, File No.1-11083).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2026.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jonathan Monson

	Name:	Jonathan Monson
	Title:	Executive Vice President and Chief Financial Officer