Form 10-Q
period 2026-09-30
BOSTON SCIENTIFIC CORP
filed 2026-11-02
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of shares outstanding of Common Stock, $0.01 par value per share, as of October 29, 2026 was 1,449,473,222.

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

The forward-looking statements in this Quarterly Report are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements made throughout this Quarterly Report, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: economic conditions, including the impact of foreign currency fluctuations; future U.S. and global political, competitive, reimbursement and regulatory conditions, including changing trade and tariff policies; geopolitical conflicts and tensions; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events, including the impacts of the cybersecurity incident first reported on August 26, 2026 on our operations and financial results; disruptions caused by public health emergencies or extreme weather or other climate change-related events; labor shortages and increases in labor costs; variations in outcomes of ongoing and future clinical trials and market studies; new product introductions and the market acceptance of those products; market competition for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our prior and new restructuring programs; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve sustainability goals; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Item 1A. Risk Factors in our most recent Annual Report on Form 10-K, which we may update in Part II, Item 1A. Risk Factors in Quarterly Reports on Form 10-Q that we have filed or will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements, except as required by law. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

PART I
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025

Net sales	$5,138	$5,065	$15,784	$14,788
Cost of products sold (excluding amortization expense)	1,710	1,523	4,894	4,613
Gross profit	3,428	3,542	10,890	10,175

Operating expenses:
Selling, general and administrative expenses	1,683	1,741	5,266	5,053
Research and development expenses	520	514	1,589	1,483
Royalty expense	12	12	37	40
Amortization expense	234	225	699	669
Intangible asset impairment charges	39	0	39	46
Contingent consideration net expense (benefit)	(32)	11	(78)	11
Restructuring net charges (credits)	63	(8)	74	85
Litigation-related net charges (credits)	81	—	157	—
	2,600	2,494	7,783	7,387
Operating income (loss)	828	1,048	3,107	2,788

Other income (expense):
Interest expense	(100)	(87)	(285)	(259)
Other, net	4	(23)	133	156
Income (loss) before income taxes	733	939	2,955	2,685
Income tax expense (benefit)	153	183	132	463
Net income (loss)	580	755	2,823	2,222
Net income (loss) attributable to noncontrolling interests	(2)	(0)	(6)	(4)
Net income (loss) attributable to Boston Scientific common stockholders	$582	$755	$2,830	$2,226

Net income (loss) per common share — basic	$0.40	$0.51	$1.93	$1.50
Net income (loss) per common share — diluted	$0.40	$0.51	$1.92	$1.49

Weighted-average shares outstanding
Basic	1,448.7	1,481.7	1,468.0	1,479.6
Diluted	1,452.0	1,495.5	1,473.9	1,494.0

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$580	$755	$2,823	$2,222
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6)	(28)	212	(719)
Net change in derivative financial instruments	(37)	62	56	(238)
Net change in defined benefit pensions and other items	(0)	(0)	0	(1)
Other comprehensive income (loss)	(44)	34	268	(957)
Comprehensive income (loss)	$537	$789	$3,092	$1,265
Net income (loss) attributable to noncontrolling interests	(2)	(0)	(6)	(4)
Other comprehensive income (loss) attributable to noncontrolling interests	3	1	10	7
Comprehensive income (loss) attributable to noncontrolling interests	1	1	4	3
Comprehensive income (loss) attributable to Boston Scientific common stockholders	$536	$788	$3,088	$1,262

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$609	$1,965
Trade accounts receivable, net	3,113	2,926
Inventories	3,317	2,943
Prepaid income taxes	381	299
Other current assets	745	660
Total current assets	8,164	8,794
Other investments	2,292	681
Property, plant and equipment, net	4,183	4,036
Goodwill	18,736	18,282
Other intangible assets, net	6,860	7,019
Deferred tax assets	3,840	3,675
Other long-term assets	1,386	1,185
TOTAL ASSETS	$45,461	$43,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,044	$299
Accounts payable	1,250	1,144
Accrued expenses	2,969	3,201
Other current liabilities	719	795
Total current liabilities	5,982	5,439
Long-term debt	10,909	11,137
Deferred tax liabilities	264	220
Other long-term liabilities	2,434	2,405

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - 0 shares issued as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - 1,752,677,803 shares issued as of September 30, 2026 and 1,746,290,165 shares issued as of December 31, 2025	18	17
Treasury stock, at cost - 303,212,284 shares as of September 30, 2026 and 263,289,848 shares as of December 31, 2025	(4,318)	(2,251)
Additional paid-in capital	21,881	21,505
Retained earnings	8,400	5,571
Accumulated other comprehensive income (loss), net of tax	(351)	(610)
Total stockholders’ equity	25,630	24,233
Noncontrolling interests	243	239
Total equity	25,873	24,472
TOTAL LIABILITIES AND EQUITY	$45,461	$43,673

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2026	2025	2026	2025
Common stock shares issued
Beginning	1,749,917,975	1,743,632,871	1,746,290,165	1,737,846,196
Impact of stock-based compensation plans	2,759,828	1,940,258	6,387,638	7,726,933
Ending	1,752,677,803	1,745,573,129	1,752,677,803	1,745,573,129

Common stock
Beginning	$17	$17	$17	$17
Impact of stock-based compensation plans	0	0	0	0
Ending	$18	$17	$18	$17
Treasury stock
Beginning	$(4,318)	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock(1)	—	—	(2,067)	—
Ending	$(4,318)	$(2,251)	$(4,318)	$(2,251)
Additional paid-in capital
Beginning	$21,717	$21,230	$21,505	$21,056
Repurchase of common stock(1)	—	—	48	—
Impact of stock-based compensation plans	164	189	328	362
Ending	$21,881	$21,419	$21,881	$21,419
Retained earnings
Beginning	$7,818	$4,144	$5,571	$2,673
Net income (loss)	580	755	2,823	2,222
Net (income) loss attributable to noncontrolling interests	2	0	6	4
Ending	$8,400	$4,899	$8,400	$4,899
Accumulated other comprehensive income (loss), net of tax
Beginning	$(304)	$(722)	$(610)	$275
Changes in other comprehensive income (loss)	(47)	32	258	(964)
Ending	$(351)	$(689)	$(351)	$(689)
Total stockholders' equity	$25,630	$23,394	$25,630	$23,394

Noncontrolling interests
Beginning	$242	$235	$239	$233
Net income (loss) attributable to noncontrolling interests	(2)	(0)	(6)	(4)
Changes in other comprehensive income (loss)	3	1	10	7
Ending	$243	$236	$243	$236

Total equity	$25,873	$23,630	$25,873	$23,630
(1) Amounts recorded to Treasury stock include excise tax on share repurchases.

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2026	2025
Net income (loss)	$2,823	$2,222
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	1,067	1,003
Deferred and prepaid income taxes	(246)	20
Stock-based compensation expense	242	228
Goodwill and other intangible asset impairment charges	39	46
Net loss (gain) on investments and notes receivable	(158)	(181)
Contingent consideration net expense (benefit)	(78)	11
Inventory step-up amortization	8	127
Fixed asset impairment	39	73
Other, net	72	22
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(232)	(171)
Inventories	(396)	(138)
Other assets	(122)	(103)
Accounts payable, accrued expenses and other liabilities	(189)	11
Cash provided by (used for) operating activities	2,870	3,170

Investing activities:
Purchases of property, plant and equipment and internal use software	(552)	(525)
Payments for acquisitions of businesses, net of cash acquired	(930)	(1,504)
Proceeds from sale of investments and dispositions of certain technologies	256	60
Payments for investments and acquisitions of certain technologies	(1,801)	(240)
Other, net	43	80
Cash provided by (used for) investing activities	(2,984)	(2,128)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(68)	(62)
Payments for finance leases	0	(49)
Payments on short-term borrowings	(272)	(1,595)
Net increase (decrease) in commercial paper	1,003	(196)
Proceeds from long-term borrowings, net of debt issuance costs	—	1,558
Cash used to net share settle employee equity awards	(91)	(128)
Repurchase of common stock	(2,000)	—
Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans	181	262
Other, net	8	(2)
Cash provided by (used for) financing activities	(1,239)	(211)

Effect of foreign exchange rates on cash	3	39
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,350)	870

Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,147	606
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$797	$1,476

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	As of September 30,
(in millions)	2026	2025
Reconciliation to amounts within the unaudited consolidated balance sheets:
Cash and cash equivalents	$609	$1,275
Restricted cash and restricted cash equivalents included in Other current assets	58	98
Restricted cash equivalents included in Other long-term assets	130	103
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$797	$1,476

Refer to notes to the unaudited consolidated financial statements. Amounts may not add due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include the accounts of the Company's wholly owned subsidiaries and entities for which we have a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. We consolidate our majority stake investment in Acotec Scientific Holdings Limited on a one quarter lag.

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

Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments and Note H – Commitments and Contingencies for further details.

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

On September 11, 2026, we entered into a definitive agreement to acquire 100 percent of Jiangsu TingSN Technology Co., Ltd (TingSN), a privately held medical device company headquartered in China, that develops and commercializes catheter-based medical technologies for cardiac and vascular interventions, including diagnostic intravascular and intracardiac ultrasound imaging solutions. The purchase price consists of an upfront cash payment of approximately $250 million and up to an additional $75 million in future payments upon achievement of commercialization and sales milestones. The transaction is expected to close during the fourth quarter of 2026, subject to customary closing conditions. The TingSN business will complement our existing Cardiovascular portfolio.

On January 15, 2026, we announced our entry into a definitive agreement to acquire 100 percent of Penumbra, Inc. (Penumbra), a publicly traded medical technology company primarily focused on thrombectomy products for use in peripheral vascular procedures in the removal of blood clots and blockages. At the time of announcement, the purchase price was valued at $374 per share, or approximately $14.500 billion. On March 16, 2026, we and Penumbra each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with its review of the transaction. We and Penumbra are responding to the Second Request and continue to work cooperatively with the FTC in its review. On May 6, 2026, Penumbra stockholders voted to approve the acquisition. The transaction is expected to be completed in early 2027, subject to the satisfaction of other customary closing conditions, including regulatory clearances. The Penumbra business will be integrated into our Cardiovascular division.

2026 Acquisitions

On August 24, 2026, we completed our acquisition of 100 percent of Scivita Medical Technology Co., Ltd. (Scivita Medical), a privately held medical technology company focused on the development and commercialization of innovative medical endoscopes and related products. We had been an investor in Scivita Medical since 2024 and held an equity stake of approximately one percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of $213 million, net of cash acquired, after adjustments for our prior equity stake and other closing adjustments, and an additional future payment of up to $30 million upon achievement of a commercialization milestone. The Scivita Medical portfolio complements our existing Endoscopy and Urology portfolios which will provide physicians with more treatment options to meet specific patient needs.

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

Purchase Price Allocation

We accounted for these transactions as business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (FASB ASC Topic 805). The preliminary purchase prices were comprised of the amounts presented below:

(in millions)	Nalu Medical	Other
Payment for acquisition, net of cash acquired	$523	$213
Fair Value of Contingent Consideration	—	23
Fair value of prior interest	66	13
	$588	$249

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

(in millions)	Nalu Medical	Other
Goodwill	$274	$78
Amortizable intangible assets	262	186
Other assets acquired	55	38
Net deferred tax assets	13	—
Liabilities assumed	(16)	(10)
Net deferred tax liabilities	—	(44)
	$588	$249

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)
Nalu Medical:
Amortizable intangible assets:
Technology-related	$250	12
Customer relationships	12	12
	$262
Other:
Amortizable intangible assets:
Technology-related	$186	10
	$186

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

In addition to the above, during the first nine months of 2026, we completed acquisitions of other businesses for which the aggregate transaction price consisted of upfront cash payments of $195 million, net of cash acquired.

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

In addition to the above, during the first nine months of 2025, we completed acquisitions of other businesses for which the aggregate transaction price consisted of upfront cash payments of $429 million, net of cash acquired.

Contingent Consideration

Changes in the fair value of our contingent consideration liability during the first nine months of 2026 associated with current and prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2025	$385
Amount recorded related to current year acquisitions	23
Contingent consideration net expense (benefit)	(78)
Contingent consideration payments	(84)
Balance as of September 30, 2026	$246

The maximum amount for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of September 30, 2026, the fair value of such uncapped contingent consideration is estimated at $50 million. As of September 30, 2026, the maximum amount that we could be required to pay under our other capped contingent consideration arrangements (undiscounted) is approximately $460 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2026	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Commercialization Milestones	$68 million	Discounted Cash Flow	Discount Rate	6%	-	15%	11%
			Probability of Payment	75%	-	100%	88%
			Projected Year of Payment	2027	-	2032	2029
Clinical-based, Regulatory and Other Milestones	$177 million	Discounted Cash Flow	Discount Rate	4%	-	5%	5%
			Probability of Payment	74%	-	90%	83%
			Projected Year of Payment	2027	-	2029	2029
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our clinical, regulatory and revenue-based payments and commercialization milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of September 30, 2026.

Strategic Investments

The aggregate carrying amount of our strategic investments, which are classified as Other investments within our accompanying unaudited consolidated balance sheets, was comprised of the following:

	As of
(in millions)	September 30, 2026	December 31, 2025
Equity method investments	$1,273	$396
Measurement alternative investments(1, 2)	1,020	286
	$2,292	$681
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

On May 15, 2026, we entered into an investment agreement with MiRus LLC (MiRus), a privately held company developing and commercializing proprietary novel biomaterials, implants and procedural solutions for the treatment of cardiovascular and orthopedic diseases, including the SIEGEL™ Balloon Expandable Transcatheter Aortic Valve Replacement (TAVR) system (TAVR System), for which it has received investigation device exemption approval from the U.S. Federal Food and Drug Administration (FDA) to conduct the STAR (Siegel Transcatheter Aortic Valve Replacement Trial) randomized control clinical trial in the United States designed to achieve Premarket Approval for the TAVR System. Under the terms of the agreement, for a cash payment of $1.500 billion, exclusive of a $100 million payment previously made by the Company to MiRus, we acquired (a) non-voting common equity interests constituting approximately 33.75 percent of the equity interests of MiRus, and (b) an exclusive option (the TAVR Option) to acquire the MiRus TAVR business (TAVR-Structural Heart NewCo), for additional aggregate cash payments totaling $3.000 billion, at our option following MiRus’ achievement of certain clinical and regulatory milestones, for 100 percent ownership of TAVR-Structural Heart NewCo. Upon the closing of our acquisition of TAVR-Structural Heart NewCo, we will no longer own any equity interest in MiRus. If we exercise the TAVR Option, MiRus will have the right to receive additional payments based on net sales of the TAVR System over a specified period. We also have an exclusive option, exercisable if we exercise the TAVR Option, to acquire mitral and tricuspid replacement valve assets from MiRus for an additional payment.

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

As of September 30, 2026, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $1.349 billion, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

Funded Research and Development Arrangement

On October 2, 2026, we entered into an agreement with funds managed by Blackstone Life Sciences Advisors L.L.C. (Blackstone) to co-fund development activities for our VITALYST™ Temporary Percutaneous Transvalvular Circulatory Support System for the treatment of patients with acute myocardial infarction with cardiogenic shock (the Product). Under the agreement, we are eligible to receive up to $455 million from contract inception through regulatory approval of the Product in the United States, unless otherwise terminated, based on qualifying development costs incurred. As there is substantive and genuine transfer of risk to Blackstone, the development funding will be recognized as an obligation to perform contractual services. Accordingly, the funding we receive will be recognized as a reduction to Research and development expense using an attribution model as the related costs are incurred. As of September 30, 2026, no amounts have been recognized under this arrangement.

Subject to obtaining regulatory approval for the Product in the United States, Blackstone will be eligible to receive fixed regulatory and commercial milestone payments of up to 2.5 times Blackstone's actual funded amount, as well as royalties on net sales upon regulatory approval. The commercial milestone payment will be contingent upon achieving a specified cumulative net sales target. Under certain termination circumstances, we may have continuing payment obligations or be required to pay Blackstone a multiple of the amount funded. We currently consider the occurrence of such termination circumstances to be remote.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of September 30, 2026		As of December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$15,259	$(9,962)	$14,692	$(9,346)
Patents	510	(394)	493	(382)
Other intangible assets	2,553	(1,837)	2,482	(1,732)
Amortizable intangible assets	$18,322	$(12,193)	$17,667	$(11,461)

Goodwill	$28,636	$(9,900)	$28,182	$(9,900)

IPR&D	$730		$813
Indefinite-lived intangible assets	$730		$813

The increase in our balance of goodwill and intangible assets is related primarily to our recent acquisitions. Refer to Note B – Acquisitions and Strategic Investments for further detail.

The following represents a roll forward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
Balance as of December 31, 2025	$7,709	$10,574	$18,282
Goodwill acquired	456	—	456
Impact of foreign currency fluctuations and purchase price adjustments	1	(4)	(3)
Balance as of September 30, 2026	$8,167	$10,569	$18,736

Goodwill and Other Intangible Asset Impairments

We did not record any goodwill impairment charges in the first nine months of 2026 or 2025. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component.

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

In the second quarter of 2026, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350, Intangibles - Goodwill and Other. The qualitative approach was used for testing certain reporting units where fair value has historically substantially exceeded carrying value, with no events or circumstances that would indicate the carrying value is impaired. All other reporting units were tested using the quantitative approach. For the reporting units tested using the qualitative approach, after assessing the totality of events, it was determined that it was not more likely than not that the fair value of the reporting units was less than their carrying value, and it was not deemed necessary to proceed to the quantitative test. For the reporting units tested using the quantitative approach, we determined that the fair value of the reporting units exceeded the carrying value and concluded that goodwill was not impaired.
We recorded Intangible asset impairment charges of $39 million in the third quarter and first nine months of 2026 and recorded less than one million in the third quarter and $46 million in the first nine months of 2025.

We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If we determine it is more likely than not that the asset is impaired based on our qualitative assessment of impairment indicators, we test the intangible asset for recoverability. If the carrying value of the intangible asset or asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset or asset group, we will write the carrying value down to fair value in the period impairment is identified. We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets. In addition, we review our indefinite-lived intangible assets for classification and impairment more frequently if impairment indicators exist. During the third quarter of 2026, we performed our annual IPR&D impairment test and recorded an intangible asset impairment charge of $39 million related to the cancellation of an IPR&D program. We also verified that the classification of the remaining IPR&D projects within our unaudited consolidated balance sheets continues to be appropriate.
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

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and are intended to protect the U.S. dollar value of forecasted transactions. We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro, Chinese renminbi, Canadian dollar and Japanese yen. We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in euro. As of September 30, 2026 and December 31, 2025, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (December 2027 Notes).

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

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		September 30, 2026	December 31, 2025
Forward currency contracts	Cash flow hedge	$9,300	$7,270
Forward currency contracts	Net investment hedge	1,499	1,292
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	6,339	4,163
Total Notional Outstanding		$18,135	$13,723
(1) Foreign currency-denominated debt is the €900 million debt principal associated with our December 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of September 30, 2026 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and three years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)	Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
	Three Months Ended September 30, 2026
Forward currency contracts
Cash flow hedges	$(50)	$11	$(38)	Cost of products sold	$2	$(0)	$1
Net investment hedges(2)	(33)	7	(25)	Interest expense	(8)	2	(6)
Foreign currency-denominated debt
Net investment hedges(3)	2	(0)	1	Other, net	—	—	—

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)	Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
	Three Months Ended September 30, 2025
Forward currency contracts
Cash flow hedges	$89	$(20)	$69	Cost of products sold	$(9)	$2	$(7)
Net investment hedges(2)	27	(6)	21	Interest expense	(9)	2	(7)
Foreign currency-denominated debt
Net investment hedges(3)	(1)	0	(1)	Other, net	—	—	—

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)	Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
	Nine Months Ended September 30, 2026
Forward currency contracts
Cash flow hedges	$64	$(14)	$50	Cost of products sold	$8	$(2)	$7
Net investment hedges(2)	3	(1)	2	Interest expense	(18)	4	(14)
Foreign currency-denominated debt
Net investment hedges(3)	34	(8)	26	Other, net	—	—	—

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)	Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
	Nine Months Ended September 30, 2025
Forward currency contracts
Cash flow hedges	$(236)	$53	$(183)	Cost of products sold	$(71)	$16	$(55)
Net investment hedges(2)	(51)	11	(39)	Interest expense	(22)	5	(17)
Foreign currency-denominated debt
Net investment hedges(3)	(120)	27	(93)	Other, net	—	—	—
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

As of September 30, 2026, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$10
Forward currency contracts	Net investment hedge	Interest expense	25

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2026	2025	2026	2025
Net gain (loss) on currency hedge contracts	Other, net	$(13)	$(10)	$3	$(184)
Net gain (loss) on currency transaction exposures	Other, net	0	(2)	(41)	172
Net currency exchange gain (loss)		$(13)	$(12)	$(39)	$(12)

Fair Value Measurements

Refer to Note D – Hedging Activities and Fair Value Measurements to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for discussion relating to our derivative and nonderivative instruments and fair value measurements.

The following are the balances of our derivative and nonderivative assets and liabilities:

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		September 30, 2026	December 31, 2025
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$82	$99
Forward currency contracts	Other long-term assets	98	57
		180	156
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	43	25
Total Derivative and Nonderivative Assets		$223	$181

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$72	$109
Forward currency contracts	Other long-term liabilities	109	102
Foreign currency-denominated debt(2)	Long-term debt	1,022	1,055
		1,203	1,266
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	47	42
Total Derivative and Nonderivative Liabilities		$1,250	$1,308
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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	September 30, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$295	$—	$—	$295	$1,075	$—	$—	$1,075
Publicly-held equity securities	11	—	—	11	17	—	—	17
Hedging instruments	—	223	—	223	—	181	—	181
	$306	$223	$—	$529	$1,092	$181	$—	$1,273
Liabilities
Hedging instruments	$—	$1,250	$—	$1,250	$—	$1,308	$—	$1,308
Contingent consideration liability	—	—	246	246	—	—	385	385
Licensing arrangements	—	—	—	—	—	—	7	7
	$—	$1,250	$246	$1,495	$—	$1,308	$392	$1,700

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents, Other current assets or Other long-term assets within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $295 million invested in money market funds and time deposits as of September 30, 2026 and $1.075 billion as of December 31, 2025, we held $428 million in interest-bearing and non-interest-bearing bank accounts as of September 30, 2026 and $965 million as of December 31, 2025.

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

The fair value of our outstanding debt obligations, excluding finance leases, was $11.225 billion as of September 30, 2026 and $11.154 billion as of December 31, 2025. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except coupon rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			September 30, 2026	December 31, 2025
December 2027 Senior Notes(2)	November 2019	December 2027	1,024	1,058	0.625%
March 2028 Senior Notes(2)	March 2022	March 2028	853	881	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
March 2029 Senior Notes(2)	February 2024	March 2029	853	881	3.375%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(2)	March 2022	March 2031	853	881	1.625%
March 2031 Senior Notes(2)	February 2025	March 2031	967	999	3.000%
March 2032 Senior Notes(2)	February 2024	March 2032	1,422	1,469	3.500%
March 2034 Senior Notes(2)	March 2022	March 2034	569	588	1.875%
March 2034 Senior Notes(2)	February 2025	March 2034	740	764	3.250%
November 2035 Senior Notes	November 2005	November 2035	350	350	6.250%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2026 - 2049	(63)	(76)
Finance Lease Obligation		Various	124	125
Long-term debt			$10,909	$11,137
(1) Coupon rates are semi-annual, except for the euro-denominated notes, which bear an annual coupon.
(2) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of September 30, 2026 and December 31, 2025, respectively.

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

The 2026 Revolving Credit Agreement provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2026 Revolving Credit Agreement. We had no amounts outstanding under the 2026 Revolving Credit Agreement as of September 30, 2026. We had no amounts outstanding under the 2021 Revolving Credit Agreement as of December 31, 2025. Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on the 2021 Revolving Credit Agreement.

364-Day Revolving Credit Agreement

On February 26, 2026, we entered into a $2.000 billion 364-day revolving credit agreement (the 364-Day Revolving Credit Agreement) with a global syndicate of commercial banks. The 364-Day Revolving Credit Agreement matures on the date that is

364 days from the earlier of (i) the date that any loans under the 364-Day Revolving Credit Agreement are available to be drawn on, or (ii) the closing of our pending acquisition of Penumbra. Loans under the 364-Day Revolving Credit Agreement will bear interest at applicable base rates plus an applicable margin based on our credit ratings. In addition, we will pay a facility fee based on our credit rating and the total amount of revolving credit commitments (generally irrespective of usage), as well as a ticking fee based on the credit rating on the undrawn portion of the commitments, accruing from 120 days after the effective date of the 364-Day Revolving Credit Agreement. The 364-Day Revolving Credit Agreement contains substantially similar representations, warranties, covenants, events of default, and financial covenants as the 2026 Revolving Credit Agreement. We had no amounts outstanding under the 364-day Revolving Credit Agreement as of September 30, 2026.

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

Loans under the Term Loan Credit Agreement will bear interest at applicable base rates, plus an applicable margin based on our credit ratings. In addition, we are required to pay a ticking fee based on the credit rating of the unused commitments, accruing from 120 days after the effective date of the Term Loan Credit Agreement, and will also pay a duration fee equal to 0.10% per annum on the aggregate outstanding principal amount of the Tranche B Loan, payable 90 days following the closing date of our pending acquisition of Penumbra. The Term Loan Credit Agreement contains substantially similar representations, warranties, covenants, events of default, and financial covenants as the 2026 Revolving Credit Agreement and 364-Day Revolving Credit Agreement. We had no amounts outstanding under the Term Loan Credit Agreement as of September 30, 2026.

Financial Covenant

As of September 30, 2026, we were in compliance with the financial covenant required by our credit agreements described above.

	Covenant Requirement	Actual
	as of September 30, 2026	as of September 30, 2026
Maximum permitted leverage ratio(1)	3.75 times	1.95 times
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

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. Permitted exclusions from the calculation of consolidated EBITDA include any non-cash charges and any cash litigation payments (net of any cash litigation receipts), as defined in the credit agreements, provided that the sum of any excluded net cash litigation payments since December 31, 2025 does not exceed $1.160 billion. As of September 30, 2026, we had $1.128 billion of the total permitted exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2026 Revolving Credit Agreement and the 364-Day Revolving Credit Agreement, as applicable. Outstanding commercial paper directly reduces borrowing capacity under the applicable agreements. We had $1.029 billion outstanding under our commercial paper program as of September 30, 2026 and no amounts outstanding as of December 31, 2025.

	As of
(in millions, except maturity and yield)	September 30, 2026	December 31, 2025
Commercial paper outstanding (at par)	$1,029	$—
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	1,721	2,750
Weighted average maturity	19 days	0 days
Weighted average yield	4.11%	—%

Senior Notes

We had senior notes outstanding of $10.847 billion as of September 30, 2026 and $11.343 billion as of December 31, 2025. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

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

Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net within our accompanying unaudited consolidated balance sheets, are aggregated by contract denominated currency below:

(in millions, except interest rates)	As of September 30, 2026		As of December 31, 2025
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$142	4.9%	$193	3.6%
Yen denominated	209	1.9%	230	1.4%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $193 million as of September 30, 2026 and $203 million as of December 31, 2025, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2026 and December 31, 2025 we had not recognized a related liability for our outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified as Accounts Payable within our unaudited consolidated balance sheets and were $123 million as of September 30, 2026 and $144 million as of December 31, 2025.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	September 30, 2026	December 31, 2025
Trade accounts receivable	$3,252	$3,058
Allowance for credit losses	(140)	(132)
	$3,113	$2,926

Inventories

	As of
(in millions)	September 30, 2026	December 31, 2025
Finished goods	$1,971	$1,849
Work-in-process	311	246
Raw materials	1,035	849
	$3,317	$2,943

Property, plant and equipment, net

	As of
(in millions)	September 30, 2026	December 31, 2025
Land	$185	$173
Buildings and improvements	2,743	2,484
Equipment, furniture and fixtures	4,130	3,827
Capital in progress	976	1,161
	8,034	7,645
Less: accumulated depreciation	3,851	3,610
	$4,183	$4,036

NOTE G – INCOME TAXES

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reported tax rate	20.8%	19.5%	4.5%	17.2%
Impact of certain receipts/charges(1)	(3.3)%	(1.4)%	13.0%	0.9%
Rate from continuing operations	17.6%	18.1%	17.4%	18.1%
(1) These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the third quarter of 2026, the principal reason for the difference between our tax rate from continuing operations and our reported tax rate relates to discrete charges primarily related to return-to-provision adjustments.

In the first nine months of 2026, the principal reason for the difference between our tax rate from continuing operations and our reported tax rate relates to a discrete tax benefit of $383 million to reflect a change in the anticipated future tax rate at which we expect to recover certain capitalized expenses.

In the third quarter and first nine months of 2025, the principal reasons for the difference between our tax rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, and discrete tax benefits primarily related to stock-based compensation.

As of September 30, 2026, we had $637 million of gross unrecognized tax benefits, of which a net $536 million, if recognized, would affect our effective tax rate. As of December 31, 2025, we had $596 million of gross unrecognized tax benefits, of which a net $501 million, if recognized, would affect our effective tax rate. The change in gross unrecognized tax benefits relates to accruals for current year positions.

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

Our accrual for legal matters that are probable and estimable was $370 million as of September 30, 2026 and $242 million as of December 31, 2025 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims and matters assumed from acquired companies. We record certain legal charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. We recorded litigation-related net charges of $81 million during the third quarter and $157 million during the first nine months of 2026 and did not record any litigation-related net charges (credits) during the third quarter and first nine months of 2025. All other legal charges, credits and costs are recorded within Selling, general and administrative expenses within our accompanying unaudited consolidated statements of operations.

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

Patent Litigation

On November 20, 2017, The Board of Regents, University of Texas System and TissueGen. Inc. (collectively, UT), served a lawsuit against us in the Western District of Texas. The complaint against the Company alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. UT primarily seeks a reasonable royalty. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the UT’s Petition for Certiorari. UT proceeded with its case against the Company in Delaware. In January 2023, a jury trial was held on the issue of whether the one UT patent still asserted in the case was valid and whether it was infringed by the Company. On January 31, 2023, a jury concluded that UT’s patent was valid and willfully infringed by the Company, and awarded UT $42 million in damages. Following the trial, UT filed a motion seeking prejudgment interest and enhanced damages. The Company filed a motion seeking judgment as a matter of law in its favor or alternatively a new trial. On June 5, 2024, the Court granted the Company’s motion for judgment as a matter of law of no willful infringement, but otherwise denied the Company’s motions. The Court also denied UT’s motion for enhanced damages, awarded approximately $7 million in pre-judgment interest, and awarded post-judgment interest. On July 3, 2024, UT and the Company each filed a notice of appeal. On July 27, 2026, the Court of Appeals for the Federal Circuit reversed, granting judgment as a matter of law in the Company’s favor and finding UT’s patent invalid and not infringed. On October 7, 2026, the Court of Appeals for the Federal Circuit denied UT's petition for rehearing.

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

On March 16, 2026, purported Company shareholder Greg Valen (the “Valen Derivative Complaint”), and on April 23, 2026, purported Company shareholder Elliot Feder (the “Feder Derivative Complaint”), and on July 9, 2026, purported Company shareholder Vladimir Gusinsky Revocable Trust (the “Gusinsky Derivative Complaint”), and on July 10, 2026, purported Company shareholders Joseph Crognale and Feghali Foods, Inc. PSP (the “Crognale Derivative Complaint”), each filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against the Company and certain current and former officers and directors, each containing substantially the same set of factual allegations as those asserted in the related securities class action case above, with the Gusinsky and Crognale Derivative Complaints also including allegations concerning the safety of batteries in the Company’s Accolade products. Each complaint seeks, among other relief, unspecified compensatory damages, unspecified equitable relief, and costs and expenses. The Valen and Feder matters have been consolidated, and the Gusinksy and Crognale matters have been consolidated, and all have been stayed until the final resolution of the anticipated motion to dismiss in the related securities class action case.

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

NOTE I – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Weighted average shares outstanding — basic	1,448.7	1,481.7	1,468.0	1,479.6
Net effect of common stock equivalents	3.2	13.8	6.0	14.4
Weighted average shares outstanding - diluted	1,452.0	1,495.5	1,473.9	1,494.0

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Stock options outstanding(1)	8	1	5	1
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

We issued approximately three million shares of our common stock in the third quarter of 2026, approximately six million shares of our common stock in the first nine months of 2026, approximately two million shares in the third quarter of 2025 and approximately eight million shares in the first nine months of 2025. Shares were issued following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan.

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

The total number of shares repurchased under the ASR agreement was based on the volume-weighted average price of our common stock during the repurchase period, less adjustments pursuant to the terms and conditions of the ASR agreement. The total number of shares repurchased under the ASR agreement are held as treasury stock within our accompanying unaudited consolidated balance sheets. As of September 30, 2026, we had $3.000 billion remaining available under the share repurchase authorization. We did not repurchase any shares of our common stock in the first nine months of 2025.

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

	Three Months Ended September 30, 2026
(in millions, except percentages)	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$1,735		$3,406		$5,141
Impact of foreign currency fluctuations					(3)
Total net sales					$5,138
Segment expenses:
Cost of products sold	504	29.1%	1,027	30.1%
Selling, general and administrative expenses	556	32.1%	985	28.9%
Research and development expenses	126	7.2%	371	10.9%
Other segment items(1)	4	0.3%	8	0.2%
Segment operating income(2)	545	31.4%	1,016	29.8%	1,560
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(196)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(302)
Amortization expense					(234)
Operating income (loss)					828
Other income (expense), net					(95)
Income (loss) before income taxes					$733

	Three Months Ended September 30, 2025
(in millions, except percentages)	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$1,723		$3,346		$5,069
Impact of foreign currency fluctuations					(5)
Total net sales					$5,065
Segment expenses:
Cost of products sold	483	28.0%	931	27.8%
Selling, general and administrative expenses	534	31.0%	926	27.7%
Research and development expenses	129	7.5%	338	10.1%
Other segment items(1)	5	0.3%	6	0.2%
Segment operating income(2)	572	33.2%	1,145	34.2%	1,718
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(299)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(146)
Amortization expense					(225)
Operating income (loss)					1,048
Other income (expense), net					(110)
Income (loss) before income taxes					$939

	Nine Months Ended September 30, 2026
(in millions, except percentages)	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$5,253		$10,530		$15,783
Impact of foreign currency fluctuations					0
Total net sales					$15,784
Segment expenses:
Cost of products sold	1,508	28.7%	3,159	30.0%
Selling, general and administrative expenses	1,680	32.0%	2,936	27.9%
Research and development expenses	376	7.2%	1,073	10.2%
Other segment items(1)	13	0.3%	23	0.2%
Segment operating income(2)	1,675	31.9%	3,339	31.7%	5,014
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(647)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), EU MDR implementation costs, and the IEEPA tariff refund					(560)
Amortization expense					(699)
Operating income (loss)					3,107
Other income (expense), net					(152)
Income (loss) before income taxes					$2,955

	Nine Months Ended September 30, 2025
(in millions, except percentages)	MedSurg	% of Net Sales	Cardiovascular	% of Net Sales	Total
Net sales of reportable segments	$5,058		$9,868		$14,926
Impact of foreign currency fluctuations					(137)
Total net sales					$14,788
Segment expenses:
Cost of products sold	1,388	27.5%	2,906	29.4%
Selling, general and administrative expenses	1,567	31.0%	2,714	27.5%
Research and development expenses	370	7.3%	937	9.5%
Other segment items(1)	18	0.4%	18	0.2%
Segment operating income(2)	1,714	33.9%	3,293	33.4%	5,007
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments					(839)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs					(711)
Amortization expense					(669)
Operating income (loss)					2,788
Other income (expense), net					(103)
Income (loss) before income taxes					$2,685
(1) Includes royalty expense.
(2) Calculated as Net sales of reportable segments less Segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation expense (in millions)	2026	2025	2026	2025
MedSurg	$31	$29	$90	$84
Cardiovascular	97	89	279	250
Consolidated depreciation expense	$128	$117	$368	$334

	As of
Total assets (in millions)	September 30, 2026	December 31, 2025
MedSurg	$3,903	$3,392
Cardiovascular	8,553	7,999
Total assets of reportable segments	12,456	11,391
Goodwill	18,736	18,282
Other intangible assets, net	6,860	7,019
All other corporate assets	7,409	6,981
	$45,461	$43,673

	As of
Long-lived assets (in millions)	September 30, 2026	December 31, 2025
U.S.	$1,998	$1,919
Ireland	755	750
Costa Rica	656	637
Other countries	774	730
Property, plant and equipment, net	4,183	4,036
Goodwill	18,736	18,282
Other intangible assets, net	6,860	7,019
Operating lease right-of-use assets in Other long-term assets	537	465
	$30,315	$29,802

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

	Three Months Ended September 30,
	2026			2025
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$468	$274	$741	$462	$285	$747
Urology	492	169	661	511	171	682
Neuromodulation	255	76	331	230	63	293
MedSurg	1,214	518	1,733	1,202	519	1,722
Interventional Cardiology & Vascular Therapies	578	695	1,273	504	631	1,135
Watchman	438	45	482	470	43	512
Electrophysiology	556	259	816	607	258	865
Cardiac Rhythm Management	349	220	568	354	224	578
Interventional Oncology & Embolization	175	92	267	157	96	253
Cardiovascular	2,095	1,311	3,406	2,092	1,251	3,343
Total Net Sales	$3,309	$1,829	$5,138	$3,294	$1,770	$5,065

	Nine Months Ended September 30,
	2026			2025
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$1,404	$866	$2,270	$1,338	$818	$2,157
Urology	1,459	532	1,991	1,478	514	1,992
Neuromodulation	749	242	990	661	205	866
MedSurg	3,612	1,640	5,252	3,478	1,537	5,015
Interventional Cardiology & Vascular Therapies	1,716	2,133	3,850	1,470	1,967	3,437
Watchman	1,359	137	1,496	1,306	117	1,423
Electrophysiology	1,765	872	2,637	1,706	729	2,435
Cardiac Rhythm Management	1,047	685	1,732	1,066	679	1,746
Interventional Oncology & Embolization	519	299	818	454	279	733
Cardiovascular	6,407	4,126	10,532	6,002	3,772	9,773
Total Net Sales	$10,019	$5,765	$15,784	$9,479	$5,309	$14,788
Refer to Note J – Segment Reporting for information on our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Regions	2026	2025	2026	2025
U.S.	$3,309	$3,294	$10,019	$9,479
Europe, Middle East and Africa	829	793	2,692	2,518
Asia-Pacific	797	802	2,479	2,292
Latin America and Canada	203	175	594	499
Total Net Sales	$5,138	$5,065	$15,784	$14,788

Deferred Revenue

Contract liabilities are classified as Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $711 million as of September 30, 2026 and $682 million as of December 31, 2025. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiovascular business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx II+™ Insertable Cardiac Monitor system, also within our Cardiovascular business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $74 million in the third quarter and $229 million in the first nine months of 2026 that was included in the above contract liability balance as of December 31, 2025. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2026	$(349)	$46	$(1)	$(304)
Other comprehensive income (loss) before reclassifications	(4)	(38)	0	(42)
(Income) loss amounts reclassified from accumulated other comprehensive income	(6)	1	(0)	(5)
Total other comprehensive income (loss)	(10)	(37)	(0)	(47)
Balance as of September 30, 2026	$(358)	$8	$(1)	$(351)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2025	$(560)	$(145)	$(17)	$(722)
Other comprehensive income (loss) before reclassifications	(23)	69	(0)	46
(Income) loss amounts reclassified from accumulated other comprehensive income	(7)	(7)	(0)	(14)
Total other comprehensive income (loss)	(30)	62	(0)	32
Balance as of September 30, 2025	$(589)	$(83)	$(17)	$(689)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2025	$(561)	$(48)	$(2)	$(610)
Other comprehensive income (loss) before reclassifications	216	50	1	266
(Income) loss amounts reclassified from accumulated other comprehensive income	(14)	7	(0)	(8)
Total other comprehensive income (loss)	202	56	0	258
Balance as of September 30, 2026	$(358)	$8	$(1)	$(351)

(in millions)	Foreign Currency Translation Adjustment	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2024	$136	$155	$(16)	$275
Other comprehensive income (loss) before reclassifications	(709)	(183)	(0)	(892)
(Income) loss amounts reclassified from accumulated other comprehensive income	(17)	(54)	(0)	(72)
Total other comprehensive income (loss)	(726)	(238)	(1)	(964)
Balance as of September 30, 2025	$(589)	$(83)	$(17)	$(689)

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustment and our cash flow hedges recorded in Net change in derivative financial instruments.

NOTE M - RESTRUCTURING-RELATED ACTIVITIES

2026 Restructuring Plan

On July 21, 2026, our Board of Directors approved, and we committed to, a new global restructuring program (the 2026 Restructuring Plan). The 2026 Restructuring Plan is intended to support our efforts to drive sustained cost efficiencies and enable continued growth by ensuring that we are structured and resourced to support our strategic priorities.

Key activities under the 2026 Restructuring Plan will include supply chain optimization, including transferring certain production lines among facilities, targeted functional transformation and organizational structure evolution to drive sustained cost efficiencies. These activities were initiated in July 2026 and are expected to be substantially completed by the end of 2029.

While new jobs are created in areas of growth and resources are deployed to support our portfolio and global market needs, we do expect some headcount reductions to result from these restructuring activities.

The implementation of the 2026 Restructuring Plan is estimated to result in total pre-tax charges of approximately $700 million to $800 million, of which approximately $600 million to $700 million is expected to result in future cash outlays, and reduce gross annual pre-tax expenses by approximately $500 million as program benefits are realized. We expect a portion of the savings to be reinvested in strategic growth initiatives.

The following table provides a summary of our estimates of total pre-tax charges and the cumulative pre-tax charges associated with the 2026 Restructuring Plan by major type of cost:

Type of Cost (in millions)	Total Estimated Amount Expected to be Incurred			Total Amount Incurred
Transfer costs (1)	$300	-	$350	$26
Termination benefits(2)	275	-	300	57
Other(3)	125	-	150	19
	$700	-	$800	$102
(1) Represents costs to transfer product manufacturing lines between geographically dispersed facilities.
(2) Includes severance and other employee-related costs.
(3) Consists of consulting fees and costs associated with contractual cancellations as well as other costs directly related to the restructuring program, including program management, accelerated depreciation and fixed asset write-offs.

2023 Restructuring Plan

We previously undertook a global restructuring program that began in February 2023 and was expanded in July 2025 (the 2023 Restructuring Plan). The activities associated with the 2023 Restructuring Plan, including the expansion, were fully completed during the second quarter of 2026. We have recorded related costs of $748 million since the inception of the 2023 Restructuring Plan, which included $357 million of transfer costs, $115 million of termination benefits, and $276 million of other charges.

The following presents costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations associated with our restructuring plans:

Three Months Ended September 30, 2026 (in millions)	Transfer Costs	Termination Benefits	Other	Total
Restructuring net charges (credits)(1)	$—	$56	$7	$63
Restructuring-related net charges (credits)(2)	23	—	7	30
	$23	$56	$14	$94

Three Months Ended September 30, 2025 (in millions)	Transfer Costs	Termination Benefits	Other	Total
Restructuring net charges (credits)(1)	$—	$(2)	$(7)	$(8)
Restructuring-related net charges (credits)(2)	22	—	23	45
	$22	$(2)	$16	$36

Nine Months Ended September 30, 2026 (in millions)	Transfer Costs	Termination Benefits	Other	Total
Restructuring net charges (credits)(1)	$—	$65	$10	$74
Restructuring-related net charges (credits)(2)	68	—	29	96
	$68	$65	$38	$170

Nine Months Ended September 30, 2025 (in millions)	Transfer Costs	Termination Benefits	Other	Total
Restructuring net charges (credits)(1)	$—	$46	$40	$85
Restructuring-related net charges (credits)(2)	83	—	78	161
	$83	$46	$118	$247
(1) These charges are recorded in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations and FASB ASC Topic 712, Compensation - Nonretirement Postemployment Benefits.
(2) These charges are primarily recorded within Cost of products sold, SG&A expenses and R&D expenses

Our restructuring liability is primarily comprised of accruals for termination benefits. The following table presents our restructuring reserve balance:

	As of
(in millions)	September 30, 2026	December 31, 2025
Restructuring reserve balance	$48	$59

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the third quarter of 2026, we implemented the following standard on a prospective basis, which did not have a material impact on our unaudited consolidated financial statements:

ASC Update No. 2025-07

ASC Update No. 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (606): Derivatives scope refinements and scope clarification for share-based noncash consideration from a customer in a revenue contract clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, Update No. 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one of the parties to the contract. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional.

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

(in millions, except percentages and per share data)	Three Months Ended September 30,		2026 versus 2025	2026 versus 2025
	2026	2025	$	%
Reported net sales	$5,138	$5,065	$74	1.5%
Reported net income (loss) attributable to Boston Scientific common stockholders	582	755	(173)	(22.9)%
Adjusted net income (loss) attributable to Boston Scientific common stockholders (non-GAAP measure)	1,063	1,124	(62)	(5.5)%
Net income (loss) per common share — diluted	0.40	0.51	(0.10)	(20.6)%
Adjusted net income (loss) per common share — diluted (non-GAAP measure)	0.73	0.75	(0.02)	(2.6)%

(in millions, except percentages and per share data)	Nine Months Ended September 30,		2026 versus 2025	2026 versus 2025
	2026	2025	$	%
Reported net sales	$15,784	$14,788	$995	6.7%
Reported net income (loss) attributable to Boston Scientific common stockholders	2,830	2,226	603	27.1%
Adjusted net income (loss) attributable to Boston Scientific common stockholders (non-GAAP measure)	3,527	3,372	155	4.6%
Net income (loss) per common share — diluted	1.92	1.49	0.43	28.8%
Adjusted net income (loss) per common share — diluted (non-GAAP measure)	2.39	2.26	0.14	6.0%

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 versus 2025	2026 versus 2025
Net sales reported growth	1.5%	6.7%
Impact of foreign currency fluctuations	0.0%	(0.9)%
Net sales operational growth (non-GAAP measure)	1.5%	5.8%
Impact of certain acquisitions and divestitures	—%	—%
Net sales organic growth (non-GAAP measure)	1.5%	5.8%

In August 2026, we identified a cybersecurity incident that affected certain of our information technology systems and resulted in a global disruption to our operations, which impacted our ability to manufacture as well as process and ship customer orders (the cybersecurity incident). We worked diligently, with the assistance of third-party cybersecurity experts, to investigate, assess and contain the impact of the incident and to restore operations. The cybersecurity incident caused significant disruption to our business operations and materially impacted our third quarter financial results. For additional information on the risks related to the cybersecurity incident and its impact on our business, financial condition and results of operations, refer to Part II, Item 1A. of this Quarterly Report on Form 10-Q (this Quarterly Report).

During the third quarter of 2026, the increase in our reported net sales was primarily driven by innovation and strong commercial execution in our Interventional Cardiology and Vascular Therapies (ICVT) business unit, offset by disruptions to manufacturing and order fulfillment resulting from the cybersecurity incident and increased competition within our Electrophysiology business unit as well as a deceleration in the left atrial appendage closure (LAAC) market, impacting WATCHMAN™ procedures. During the first nine months of 2026, the increase in our reported net sales was primarily driven by our ICVT and Electrophysiology business units, offset by increased competition within our Electrophysiology business unit and a deceleration in the LAAC market, impacting WATCHMAN™ procedures. Refer to Results of Operations for a discussion of our net sales by business.

During the third quarter of 2026, the decrease in our reported net income attributable to Boston Scientific common stockholders was primarily driven by disruptions to manufacturing and order fulfillment as well as higher supply chain costs due to idle production time related to the cybersecurity incident and higher litigation-related net charges. During the first nine months of 2026, the increase in our reported net income attributable to Boston Scientific common stockholders was primarily driven by higher net sales and a discrete tax benefit recorded in the first quarter of 2026, offset by higher costs related to the cybersecurity incident. Refer to Tax Rate for additional details pertaining to the discrete tax benefit.

To supplement our unaudited consolidated financial statements prepared on a generally accepted accounting principles in the United States (GAAP) basis, we disclose certain non-GAAP measures, including operational and organic net sales growth, adjusted net income attributable to Boston Scientific common stockholders and adjusted net income per common share - diluted. Operational net sales growth excludes the impact of foreign currency fluctuations. Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to certain acquisitions and divestitures for which there are less than a full period of comparable net sales. There were no applicable acquisitions in the first nine months of 2026 or 2025. Our adjusted net income attributable to Boston Scientific common stockholders and adjusted net income per common share - diluted exclude certain charges and/or credits as reported in our net income attributable to Boston Scientific common stockholders and net income per common share - diluted for purposes of assessing operating performance.

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

			Increase/(Decrease)
(in millions, except percentages)	Three Months Ended September 30,		$	Reported Basis	Impact of Foreign Currency Fluctuations	Operational Basis	Impact of Certain Acquisitions / Divestitures(1)	Organic Basis
	2026	2025
Endoscopy	$741	$747	$(6)	(0.8)%	0.1%	(0.6)%	—%	(0.6)%
Urology	661	682	(22)	(3.2)%	0.1%	(3.1)%	—%	(3.1)%
Neuromodulation	331	293	38	13.1%	(0.1)%	13.0%	—%	13.0%
MedSurg	1,733	1,722	11	0.6%	0.1%	0.7%	—%	0.7%
Cardiovascular	3,406	3,343	63	1.9%	(0.0)%	1.9%	—%	1.9%
Net Sales	$5,138	$5,065	$74	1.5%	0.0%	1.5%	—%	1.5%

			Increase/(Decrease)
(in millions, except percentages)	Nine Months Ended September 30,		$	Reported Basis	Impact of Foreign Currency Fluctuations	Operational Basis	Impact of Certain Acquisitions / Divestitures(1)	Organic Basis
	2026	2025
Endoscopy	$2,270	$2,157	$114	5.3%	(1.0)%	4.3%	—%	4.3%
Urology	1,991	1,992	(1)	(0.1)%	(0.6)%	(0.6)%	—%	(0.6)%
Neuromodulation	990	866	124	14.3%	(0.8)%	13.5%	—%	13.5%
MedSurg	5,252	5,015	237	4.7%	(0.8)%	3.9%	—%	3.9%
Cardiovascular	10,532	9,773	759	7.8%	(0.9)%	6.8%	—%	6.8%
Net Sales	$15,784	$14,788	$995	6.7%	(0.9)%	5.8%	—%	5.8%
(1) There were no applicable acquisitions in the third quarter and first nine months of 2026 or 2025.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) conditions with innovative, less-invasive technologies. In the third quarter of 2026, reported net sales declines were primarily driven by operational disruptions related to the cybersecurity incident, and volume-based procurement (VBP) in China. In the first nine months of 2026, reported net sales growth was primarily driven by our biliary franchise, led by our AXIOS™ Stent and Delivery System, offset by operational disruptions related to the cybersecurity incident.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. In the third quarter and first nine months of 2026, reported net sales declines were primarily driven by operational disruptions related to the cybersecurity incident, underperformance in the stone franchise due to VBP in China, as well as commercial disruption in our sacral neuromodulation franchise.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. In the third quarter and first nine months of 2026, reported net sales growth was primarily driven by our comprehensive pain portfolio, led by our Nalu Peripheral Nerve Stimulation System and Intracept™ Intraosseous Nerve Ablation System, and our deep brain stimulation franchise.

Cardiovascular

Our Cardiovascular business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart, as well as products to diagnose and treat peripheral arterial and venous diseases and various forms of cancer. In the third quarter of 2026, reported net sales growth was primarily driven by our coronary therapies (CT) franchise, led by our AGENT™ Drug-Coated Balloon, offset by operational disruptions related to the cybersecurity incident. In the first nine months of 2026, reported net sales growth was primarily driven by our CT franchise, led by our AGENT™ Drug-Coated Balloon, and our Electrophysiology business unit, led by our Farapulse™ Pulsed Field Ablation (PFA) System, offset by operational disruptions related to the cybersecurity incident. Net sales for the third quarter and first nine months of 2026 were also impacted by increased competition within our Electrophysiology business unit and a deceleration in the LAAC market, impacting WATCHMAN™ procedures.

Gross Profit

Our gross profit was $3.428 billion during the third quarter of 2026, $3.542 billion during the third quarter of 2025, $10.890 billion for the first nine months of 2026, and $10.175 billion for the first nine months of 2025. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Three Months	Nine Months
Period ended September 30, 2025	69.9%	68.8%
Sales pricing, volume and mix	(0.3)%	0.3%
Net impact of foreign currency fluctuations	(0.2)%	(0.5)%
Abnormal production variances from cybersecurity incident	(1.7)%	(0.5)%
All other, including inventory charges and other period expenses	(1.1)%	0.8%
Period ended September 30, 2026	66.7%	69.0%

In the third quarter of 2026, the primary factors that impacted gross profit margin were higher manufacturing and supply chain costs due to idle production time related to the cybersecurity incident, as well as investments in our global supply chain and quality systems. These factors also impacted gross profit margin during the first nine months of 2026, along with an unfavorable impact from foreign currency, offset by the benefit recognized in connection with the recovery of previously incurred tariffs, a decrease in inventory charges, and a decrease in the impact of inventory step-up adjustments associated with acquisitions.

Operating Expenses

The following table provides a summary of our key operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in millions, except percentages)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,683	32.7%	$1,741	34.4%	$5,266	33.4%	$5,053	34.2%
Research and development expenses	520	10.1%	514	10.1%	1,589	10.1%	1,483	10.0%

Selling, General and Administrative (SG&A) Expenses

During the third quarter of 2026, SG&A expenses decreased $58 million, or 3 percent, compared to the prior year period and were 160 basis points lower as a percentage of net sales. This decrease was primarily driven by disciplined spend control, offset by incremental expenses incurred as a result of the cybersecurity incident. During the first nine months of 2026, SG&A expenses increased $213 million, or 4 percent, compared to the prior year period and were 80 basis points lower as a percentage of net sales. This increase was primarily driven by selling expenses associated with higher net sales and incremental expenses incurred as a result of the cybersecurity incident, partially offset by disciplined spend control.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the third quarter of 2026, R&D expenses increased $6 million, or 1 percent, compared to the prior year period and were relatively flat as a percentage of net sales. During the first nine months of 2026, R&D expenses increased $106 million, or 7 percent, compared to the prior year period and were relatively flat as a percentage of net sales. The increase in R&D expenses in both periods was primarily driven by investments across our businesses in order to maintain a pipeline of products that we believe will contribute to future sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 versus 2025	2026 versus 2025	2026	2025	2026 versus 2025	2026 versus 2025
(in millions, except percentages)			$	%			$	%
Amortization expense	$234	$225	$9	4.0%	$699	$669	$30	4.5%

Restructuring and Restructuring-related Net Charges (Credits)

On July 21, 2026, our Board of Directors approved, and we committed to, a new global restructuring program (the 2026 Restructuring Plan). The 2026 Restructuring Plan is intended to support our efforts to drive sustained cost efficiencies and enable continued growth by ensuring that we are structured and resourced to support our strategic priorities. The 2026 Restructuring Plan is expected to result in total pre-tax charges of approximately $700 million to $800 million, of which approximately $600 million to $700 million is expected to result in future cash outlays, and reduce gross annual pre-tax expenses by approximately $500 million as program benefits are realized. We expect a portion of the savings to be reinvested in strategic growth initiatives. We have recorded related costs of $102 million since the inception of the 2026 Restructuring Plan.

We previously undertook a global restructuring program that began in February 2023 and was expanded in July 2025 (the 2023 Restructuring Plan). The activities associated with the 2023 Restructuring Plan, including the expansion, were fully completed during the second quarter of 2026. We have recorded related costs of $748 million since the inception of the 2023 Restructuring Plan.

For additional information related to our restructuring plans, including associated net charges (credits) recorded for the three and nine months ended September 30, 2026 and the corresponding prior year periods, refer to Note M - Restructuring-Related Activities to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Tax Rate

The following table provides a reconciliation of our reported tax rate to the rate from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reported tax rate	20.8%	19.5%	4.5%	17.2%
Impact of certain receipts/charges(1)	(3.3)%	(1.4)%	13.0%	0.9%
Rate from continuing operations	17.6%	18.1%	17.4%	18.1%
(1) These receipts/charges are taxed at different rates than our rate from continuing operations.

Our reported tax rate is affected by recurring items such as the amount of our earnings subject to differing tax rates in foreign jurisdictions and the impact of certain receipts and charges that are taxed at rates that differ from our rate from continuing operations.

In the third quarter of 2026, the principal reason for the difference between our tax rate from continuing operations and our reported tax rate relates to discrete charges primarily related to return-to-provision adjustments.

In the first nine months of 2026, the principal reason for the difference between our tax rate from continuing operations and our reported tax rate relates to a discrete tax benefit of $383 million to reflect a change in the anticipated future tax rate at which we expect to recover certain capitalized expenses.

In the third quarter and first nine months of 2025, the principal reasons for the difference between our tax rate from continuing operations and our reported tax rate relates to certain acquisition-related net charges, and discrete tax benefits primarily related to stock-based compensation.

We have evaluated the Organization for Economic Cooperation and Development (OECD)'s Pillar Two framework including all issued guidance. Based on that evaluation, the Pillar Two global minimum tax has no impact to our rate from continuing operations in the third quarter of 2026. We continue to monitor legislative adoption by each member country of the OECD’s January 5, 2026 administrative guidance that introduced new safe harbors for U.S.-based multinational companies. While adoption of these safe harbors is important to achieve certainty regarding the exemption of U.S.-based multinational companies and their subsidiaries from certain elements of the OECD global minimum tax framework, the legislative adoption of such guidance will not have a material impact on our tax rate from continuing operations.

See Note G – Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional details on our tax rate.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the third quarter and first nine months of 2026, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of September 30, 2026, we had $609 million of unrestricted Cash and cash equivalents on hand. The balance is comprised of $181 million invested in money market funds and time deposits and $428 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

On February 26, 2026, we entered into a new $3.000 billion revolving credit agreement (the 2026 Revolving Credit Agreement) with a global syndicate of commercial banks and terminated our previous revolving credit agreement (the 2021 Revolving Credit Agreement). The 2026 Revolving Credit Agreement matures on February 26, 2031, with one-year extension options subject to certain conditions, including certain lender approvals. This credit agreement provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2026 Revolving Credit Agreement. As of September 30, 2026, there was $1.029 billion outstanding under our commercial paper program and no amounts outstanding under the 2026 Revolving Credit Agreement, resulting in an additional $1.971 billion of available liquidity.

On February 26, 2026, we entered into a $2.000 billion 364-day revolving credit agreement (the 364-Day Revolving Credit Agreement) with a global syndicate of commercial banks. The 364-Day Revolving Credit Agreement matures on the date that is 364 days from the earlier of (i) the date that any loans under the 364-Day Revolving Credit Agreement are available to be drawn on, or (ii) the closing of our pending acquisition of Penumbra, Inc. (Penumbra). In addition, on February 26, 2026, we entered into a $6.000 billion term loan credit agreement (the Term Loan Credit Agreement) with a global syndicate of commercial banks. The Term Loan Credit Agreement permits us to borrow (i) a 364-day delayed draw term loan in an aggregate principal amount of up to $1.000 billion (the Tranche A Loan), and (ii) a 364-day delayed draw term loan in an aggregate amount of up to $5.000 billion (the Tranche B Loan). Each of the Tranche A Loan and the Tranche B Loan may only be drawn upon the closing of our pending acquisition of Penumbra and will mature 364 days thereafter. As of September 30, 2026, we had no amounts outstanding under the 364-Day Revolving Credit Agreement or Term Loan Credit Agreement. For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

The following provides a summary and description of our net cash inflows (outflows):

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash provided by (used for) operating activities	$2,870	$3,170
Cash provided by (used for) investing activities	(2,984)	(2,128)
Cash provided by (used for) financing activities	(1,239)	(211)

Operating Activities

During the first nine months of 2026, cash provided by (used for) operating activities decreased $301 million compared to the prior year period primarily due to an increase in working capital-related payments, offset by comparatively higher sales and corresponding operating income.

Investing Activities

During the first nine months of 2026, cash provided by (used for) investing activities included net cash payments of $930 million for acquisitions of multiple businesses, primarily related to Nalu Medical, Inc. and Scivita Medical Technology Co., Ltd., net payments for investments and acquisitions of certain technologies of $1.545 billion, primarily related to the investment in MiRus LLC (MiRus), and purchases of property, plant and equipment and internal use software of $552 million. For more information on our acquisitions and the investment in MiRus, refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

During the first nine months of 2025, cash provided by (used for) investing activities included net cash payments of $1.504 billion for acquisitions of multiple businesses, primarily related to Bolt Medical, Inc., SoniVie Ltd. and Cortex, Inc., and purchases of property, plant and equipment and internal use software of $525 million.

Financing Activities

During the first nine months of 2026, cash provided by (used for) financing activities included net proceeds from the issuance of commercial paper of $1.003 billion, a $2.000 billion payment to repurchase shares of our common stock, and a $255 million payment of the remaining balance of 3.750% Senior Notes due March 2026. For more information on our borrowings, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report. For more information on our share repurchase, refer to Note I – Weighted Average Shares Outstanding to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Cash provided by (used for) financing activities in the first nine months of 2025 included the registered public offering of €1.500 billion in aggregate principal amount of euro-denominated senior notes (the 2025 Eurobonds). The 2025 Eurobonds offering resulted in cash proceeds of $1.558 billion, net of investor discounts and issuance costs. We used the net proceeds from the 2025 Eurobonds offering to fund the repayment at maturity of AMS Europe’s €1.000 billion 0.750% Senior Notes due March 2025 and to pay accrued and unpaid interest with respect to such notes. Additionally, we used the remaining net proceeds for general corporate purposes, including, among other things, short-term investments, reduction of short-term debt, funding of working capital and acquisitions. During the second quarter of 2025, we also repaid at maturity our $500 million 1.900% Senior Notes due June 2025 and accrued and unpaid interest with respect to such notes. During the first nine months of 2025, cash provided by (used for) financing activities also included proceeds from the issuances of common stock pursuant to employee stock compensation and purchase plans of $262 million, partially offset by repayments of commercial paper of $196 million.

Financial Covenant

As of September 30, 2026, we were in compliance with the financial covenant required by our credit agreements described above.

	Covenant Requirement	Actual
	as of September 30, 2026	as of September 30, 2026
Maximum permitted leverage ratio(1)	3.75 times	1.95 times
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

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, through maturity, of certain charges and expenses. Permitted exclusions from the calculation of consolidated EBITDA include any non-cash charges and any cash litigation payments (net of any cash litigation receipts), as defined in the credit agreements, provided that the sum of any excluded net cash litigation payments since December 31, 2025 does not exceed $1.160 billion. As of September 30, 2026, we had $1.128 billion of the total permitted exclusion remaining.

Contractual Obligations and Commitments

On January 15, 2026, we announced our entry into a definitive agreement to acquire 100 percent of Penumbra, a publicly traded medical technology company primarily focused on thrombectomy products for use in peripheral vascular procedures in the removal of blood clots and blockages. At the time of announcement, the purchase price was valued at $374 per share, or approximately $14.500 billion. On March 16, 2026, we and Penumbra each received a request for additional information (Second Request) from the United States Federal Trade Commission (FTC) in connection with its review of the transaction. We and Penumbra are responding to the Second Request and continue to work cooperatively with the FTC in its review. On May 6, 2026, Penumbra stockholders voted to approve the acquisition. The transaction is expected to be completed in early 2027, subject to the satisfaction of other customary closing conditions, including regulatory clearances. We plan to fund the transaction consideration through a combination of cash on hand and newly issued debt in an aggregate amount equal to approximately $11.000 billion, and the remaining portion of the transaction consideration will be paid in shares of our common stock. The Penumbra business will be integrated into our Cardiovascular division.

On October 2, 2026, we entered into an agreement with funds managed by Blackstone Life Sciences Advisors L.L.C. (Blackstone) to co-fund development activities for our VITALYST™ Temporary Percutaneous Transvalvular Circulatory Support System for the treatment of patients with acute myocardial infarction with cardiogenic shock (the Product). Under the agreement, we are eligible to receive up to $455 million from contract inception through regulatory approval of the Product in the United States, unless otherwise terminated, based on qualifying development costs incurred. Subject to obtaining regulatory approval for the Product in the United States, Blackstone will be eligible to receive fixed regulatory and commercial milestone payments of up to 2.5 times Blackstone's actual funded amount, as well as royalties on net sales upon regulatory approval. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for further details.

Additionally, certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions and Strategic Investments to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of September 30, 2026.

Equity

On February 18, 2026, our Board of Directors approved a $4.000 billion increase to our existing authorization to repurchase up to $1.000 billion of our common stock, increasing the total repurchase authorization to $5.000 billion. On May 18, 2026, we entered into an accelerated share repurchase agreement (the ASR agreement) with JPMorgan Chase Bank, National Association (JPMorgan). On May 19, 2026, under the terms of the ASR agreement, we made an aggregate upfront payment of $2.000 billion to JPMorgan and received an initial delivery of approximately 30 million shares of our common stock, representing approximately 80 percent of the transaction value based on the closing price of our common stock on May 15, 2026. The final settlement occurred on June 12, 2026, and we received approximately 10 million additional shares of our common stock. As of September 30, 2026, we had $3.000 billion remaining available under the share repurchase authorization. We did not repurchase any shares of our common stock in the first nine months of 2025.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Executive Summary and Results of Operations for a discussion of these reconciling items:

	Three Months Ended September 30, 2026
(in millions, except per share data)	Income (Loss) before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$733	$153	$580	$(2)	$582	$0.40
Non-GAAP adjustments:
Amortization expense	234	27	207	2	204	0.14
Goodwill and other intangible asset impairment charges	39	4	35	—	35	0.02
Acquisition/divestiture-related net charges/credits	90	29	61	—	61	0.04
Restructuring and restructuring-related net charges/credits	94	18	75	—	75	0.05
Litigation-related net charges/credits	81	19	63	—	63	0.04
Investment portfolio net losses/gains and impairments	(36)	(8)	(28)	—	(28)	(0.02)
EU MDR implementation costs	5	1	5	—	5	0.00
Deferred tax expenses/benefits	—	(66)	66	—	66	0.05
Adjusted	$1,240	$177	$1,063	$0	$1,063	$0.73

	Three Months Ended September 30, 2025
(in millions, except per share data)	Income (Loss) before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$939	$183	$755	$(0)	$755	$0.51
Non-GAAP adjustments:
Amortization expense	225	31	194	2	191	0.13
Goodwill and other intangible asset impairment charges	0	0	0	—	0	0.00
Acquisition/divestiture-related net charges/credits	99	4	95	—	95	0.06
Restructuring and restructuring-related net charges/credits	36	6	30	—	30	0.02
Investment portfolio net losses/gains and impairments	(6)	(1)	(5)	—	(5)	(0.00)
EU MDR implementation costs	11	2	9	—	9	0.01
Deferred tax expenses/benefits	—	(47)	47	—	47	0.03
Discrete tax items	—	(1)	1	—	1	0.00
Adjusted	$1,303	$177	$1,126	$2	$1,124	$0.75

	Nine Months Ended September 30, 2026
(in millions, except per share data)	Income (Loss) before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$2,955	$132	$2,823	$(6)	$2,830	$1.92
Non-GAAP adjustments:
Amortization expense	699	82	617	7	610	0.41
Goodwill and other intangible asset impairment charges	39	4	35	—	35	0.02
Acquisition/divestiture-related net charges/credits	229	65	164	—	164	0.11
Restructuring and restructuring-related net charges/credits	170	26	145	—	145	0.10
Litigation-related net charges/credits	157	35	122	—	122	0.08
Investment portfolio net losses/gains and impairments	(175)	(41)	(134)	—	(134)	(0.09)
EU MDR implementation costs	19	2	17	—	17	0.01
IEEPA tariff refund	(83)	(7)	(77)	—	(77)	(0.05)
Deferred tax expenses/benefits	—	184	(184)	—	(184)	(0.13)
Adjusted	$4,011	$482	$3,528	$1	$3,527	$2.39

	Nine Months Ended September 30, 2025
(in millions, except per share data)	Income (Loss) before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$2,685	$463	$2,222	$(4)	$2,226	$1.49
Non-GAAP adjustments:
Amortization expense	669	93	576	7	570	0.38
Goodwill and other intangible asset impairment charges	46	8	37	—	37	0.02
Acquisition/divestiture-related net charges/credits	156	(1)	157	—	157	0.10
Restructuring and restructuring-related net charges/credits	247	32	215	—	215	0.14
Investment portfolio net losses/gains and impairments	(0)	0	(0)	—	(0)	(0.00)
EU MDR implementation costs	34	5	29	—	29	0.02
Deferred tax expenses/benefits	—	(139)	139	—	139	0.09
Discrete tax items	—	(1)	1	—	1	0.00
Adjusted	$3,836	$461	$3,375	$3	$3,372	$2.26

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $17.138 billion as of September 30, 2026 and $12.726 billion as of December 31, 2025. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $895 million as of September 30, 2026 compared to $804 million as of December 31, 2025. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $1.097 billion as of September 30, 2026 compared to $982 million as of December 31, 2025. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of September 30, 2026 or December 31, 2025. As of September 30, 2026, $10.847 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 91% of our total debt, on an amortized cost basis. As of September 30, 2026, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Previously, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation has been occurring in phases and will continue over the next several years. As each phase is completed, our related internal controls may change and are updated accordingly. During the third quarter of 2026, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of important risks and uncertainties that may affect our business, financial condition and results of operations, see Item 1A. Risk Factors in our most recent Annual Report on Form 10-K. The risk factors disclosed in our Annual Report on Form 10-K should be read in conjunction with the following updates and are supplemented by the disclosures below:

Business and Operational Risks

We rely on the proper function, availability and security of information technology systems to operate our business and cybersecurity incidents or other breaches of our systems have adversely affected, and could in the future adversely affect, our business, financial condition or results of operations.

We rely on information and operational technology systems, including technology from third party vendors, to manufacture and distribute our products, as well as to process, transmit and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our IT environment, coupled with advancements in artificial intelligence and sophistication of techniques, make them targets for a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, theft of intellectual property or other significant intentional and unlawful disruption. On August 25, 2026, we identified a cybersecurity incident that affected certain of our information technology systems and resulted in a global disruption to our operations, which impacted our ability to manufacture as well as process and ship customer orders. The cybersecurity incident caused significant disruption to our business operations and materially impacted our results of operations for the third quarter of 2026. While our operations have since been fully restored, we may not recover all of the revenue impacted by the incident and we may experience further impacts, including a potential loss of market share, or other adverse financial, legal, regulatory or reputational impacts. Civil legal claims have been filed, and we may face regulatory scrutiny related to the incident. We are unable to predict the outcome or timeline of these matters or whether additional lawsuits, inquiries or investigations may arise. We also expect to incur increased expenses in connection with our response and remediation of the incident and strengthening of our cybersecurity program. Although we have invested, and expect to continue to invest in measures to address cybersecurity threats, the techniques used in cyberattacks change frequently and may be difficult to anticipate or prevent. These measures may not be effective in preventing future cybersecurity incidents, and any such incident could have a material adverse effect on our business, financial condition or results of operations.

Further, as part of our response and remediation efforts for the incident, we used, and in any future incident may need to use, manual processes or other alternatives to our systems for a period of time. Such alternatives may be less efficient and may increase the risk of errors, delays or data integrity issues, including with respect to information collected or processed during a disruption, which could in turn adversely affect our internal processes and controls, including those supporting financial and operational reporting.

In addition, malicious actors have attempted, and may in the future attempt, to deceive employees, including through various social engineering techniques, to disclose information to gain access to our systems and/or data, and such attempts have from time to time resulted in unauthorized access to certain data, which has required, and may in the future require, us to notify affected individuals or regulators. As the methods of cyber-attacks advance, the steps that we may need to take to investigate cybersecurity incidents may not be immediately clear, and it may take a significant amount of time for such investigations to be completed and full and reliable information about such incidents to be known. Further, adverse impacts to the availability, integrity, or confidentiality of our systems or data could require us to incur additional costs to modify or enhance our systems, or to try to prevent or remediate future cyber-attacks. Modifying or enhancing our systems may result in unanticipated or prolonged disruption events, which could have a material adverse effect on our business operations and financial results.

Interruption of our supply chain or manufacturing operations has adversely affected, and could in the future adversely affect, our business, results of operations and financial condition.

Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of any specific product is concentrated in one or a few locations. Factors such as a failure to follow specific internal protocols and procedures, results of regulatory inspections of our manufacturing facilities, equipment malfunction, environmental factors, cybersecurity incidents or damage to one or more of our facilities could adversely affect our ability to manufacture or distribute our products. The August 2026 cybersecurity incident affected certain of our technology systems and resulted in a global disruption to our operations, which impacted our ability to manufacture as well as process and ship customer orders. We may experience additional cyberattacks in the future and/or further impacts resulting from the August 2026 incident. While we resumed our operations within weeks of the incident, in the event of a future interruption to our operations, we may be unable to quickly restore operations or move to alternate means of producing affected products or to meet customer demand. As a result of any such interruptions or delays, we may experience loss of market share, which we may be unable to recapture and harm to our reputation, which could adversely affect our results of operations and financial condition.

ITEM 5. OTHER INFORMATION

(c)

On August 12, 2026, Michael F. Mahoney, our Chairman and Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Mahoney’s plan covers the sale of 98,814 shares of our common stock to be acquired upon exercise of stock options. Transactions under Mr. Mahoney’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Mahoney’s plan will terminate on the earlier of February 28, 2027, or the date all shares subject to the plan have been sold.

ITEM 6. EXHIBITS (* documents filed or furnished with this report; # compensatory plans or arrangements)

10.1
Offer Letter dated October 1, 2026 between Joseph M. Fitzgerald and Boston Scientific Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2026, File No. 1-11083). #

22
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2026.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jonathan Monson

	Name:	Jonathan Monson
	Title:	Executive Vice President and Chief Financial Officer